Form 10-Q
period 2024-09-30
Innventure, Inc.
filed 2024-11-14
CIK 2001557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 001-42303

INNVENTURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-4440048
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6900 Tavistock Lakes Blvd, Suite 400 Orlando, Florida	32827
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (321) 209-6787

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	INV	The Nasdaq Stock Market, LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 12, 2024, the registrant had 49,547,673 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	10
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	11
	Condensed Consolidated Statements of Changes in Mezzanine Capital for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	12
	Condensed Consolidated Statements of Changes in Unitholders' Deficit for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	13
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	15
	Notes to Condensed Consolidated Financial Statements	17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	72
Signatures		79

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements about the Company’s business model, the financial condition, results of operation, earnings outlook and its and its operating companies’ prospects. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements generally relate to future events or the Company’s future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are often identified by future or conditional words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “will,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of the Company’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the parties) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in other public filings made with the Securities and Exchange Commission by the Company and the following:

•Expectations regarding Innventure's and the Innventure Companies' (as defined below) strategies and future financial performance, including their future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and Innventure's ability to invest in growth initiatives;

•the implementation, market acceptance and success of Innventure's and the Innventure Companies' business models and growth strategies;

•Innventure’s future capital requirements and sources and uses of cash;

•Innventure’s ability to meet the various conditions, including the available cash and performance targets, and access any of the installments draws under the WTI line of credit;

•Innventure’s ability to meet the various conditions and satisfy the various limitations under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., including exchange caps, issuances and subscriptions based on trading volumes, to access the funds available under the SEPA;

•that Innventure will have sufficient capital following the completion of the business combination to operate as anticipated;
•Innventure’s ability to obtain funding for its operations and future growth;

•developments and projections relating to Innventure’s and the Innventure Companies’ competitors and industry;

•the Innventure Companies’ ability to meet, and to continue to meet, applicable regulatory requirements for the use of their products and the numerous regulatory requirements generally applicable to their products and facilities;

•the outcome of any legal proceedings that may be instituted against Innventure in connection with the completion of the business combination;

•Innventure’s ability to find future opportunities to license or acquire breakthrough technology solutions from multinational corporations (“MNCs”) and to satisfy the requirements imposed by or to avoid disagreements with its current and future MNC partners;

•the risk that Innventure may be deemed an investment company under the Investment Company Act, which would impose burdensome compliance requirements and restrictions on its activities;

•Innventure’s ability to sufficiently protect the intellectual property rights of itself and its subsidiaries, and to avoid or resolve in a timely and cost-effective manner any disputes that may arise relating to its use of the intellectual property of third parties;

•the risk of a cyber-attack or a failure of Innventure’s information technology and data security infrastructure;

•the ability to recognize the anticipated benefits of the business combination;

•unexpected costs related to the business combination;

•geopolitical risk and changes in applicable laws or regulations;

•potential adverse effects of other economic, business, and/or competitive factors; and

•operational risks related to Innventure and its subsidiaries.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, based on information available to Innventure as of the date hereof, and Innventure assumes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

EXPLANATORY NOTE

On October 2, 2024 (the “Closing Date”), Learn CW Investment Corporation, a Cayman Islands exempted company (both prior to and after the Closing Date, “Learn CW”) and Innventure LLC, a Delaware limited liability company, consummated a business combination (the “business combination”) with Learn SPAC HoldCo, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Learn CW (“Holdco”), LCW Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Holdco (“LCW Merger Sub”), and Innventure Merger Sub, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Holdco (“Innventure Merger Sub” and, together with LCW Merger Sub, the “Merger Subs”). Following the closing of the business combination (the "Closing"), each of Learn CW and Innventure LLC are subsidiaries of Holdco, and Holdco became a publicly traded company. At the Closing of the business combination, Holdco changed its name to “Innventure, Inc.”

The financial statements covered in this Quarterly Report on Form 10-Q of Innventure for the quarterly period ended September 30, 2024 ("Form 10-Q") present the financial condition and results of operations of Innventure’s predecessor, Innventure LLC and its subsidiaries (together, the “Predecessor”), which operated the majority of the historical business and was identified as the acquirer and predecessor upon consummation of the business combination.

Innventure did not conduct any activity prior to the business combination and the Predecessor became a subsidiary of Innventure upon Closing of the various transactions completed concurrently with the business combination. The information provided in Part I Item 1 of this Quarterly Report on Form 10-Q only reflects the financial condition and results of operations of the Predecessor as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023. Because the business combination was completed subsequent to the end of the period covered by this Form 10-Q, the information provided herein regarding the Predecessor does not include financial or other information regarding the other entities who were parties to the business combination or whose assets became part of the business combination, including Learn CW. Financial information surrounding Learn CW is included in Exhibit 99.1 to this Form 10-Q. The condensed combined financial data for the Predecessor is not necessarily indicative of Innventure’s results of operations, cash flows or financial position following the completion of the business combination and related formation transactions.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks and uncertainties, including those highlighted in the section entitled “Risk Factors” included in “Part II—Item 1A Risk Factors” of this Form 10-Q. Some of these principal risks include the following:

•Innventure’s principal revenues are expected to be earned in the future through its subsidiaries and through AeroFlexx and Accelsius, and Innventure depends on its subsidiaries for cash.

•Innventure may not be successful in finding future opportunities to license or acquire breakthrough technology solutions from MNCs.

•The Innventure Companies are currently early commercial stage companies that may never achieve or sustain profitability.

•If Innventure or the Innventure Companies are not able to satisfy the requirements imposed by MNC partners or have disagreements with those MNC partners, their relationships with these partners could deteriorate, which could have a material adverse effect on the business of Innventure and the Innventure Companies.

•Innventure may not be able to obtain additional financing to fund the operations and growth of the business.

•The WTI Facility may impair Innventure LLC’s, Innventure’s and the Operating Companies’ (as defined below) financial and operating flexibility.

•It is not possible to predict the actual number of shares Innventure will sell under the SEPA with YA II PN, LTD. ("Yorkville"), or the actual gross proceeds resulting from those sales.

•It is not possible to predict the extent to which Innventure will, intends to, or may rely on Yorkville and the SEPA as a source of funding.

•Innventure’s pursuit of new business strategies and acquisitions could disrupt its ongoing business, present risks not originally contemplated and materially adversely affect its business, reputation, results of operations and financial condition.

•There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.

•The market price of our common stock is likely to be highly volatile, and you may lose some or all of your investment.

•Volatility in Innventure’s share price could subject Innventure to securities class action litigation.

•Future sales of shares of our common stock may depress its stock price.

•Provisions in our Amended and Restated Certificate of Incorporation (the “A&R Certificate of Incorporation”) and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

•Innventure is an emerging growth company and smaller reporting company, and Innventure cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make its shares less attractive to investors.

•Future offerings of debt or offerings or issuances of equity securities by the Innventure may adversely affect the market price of the common stock or otherwise dilute all other stockholders.

•If Innventure’s estimates or judgments relating to its critical accounting estimates prove to be incorrect or financial reporting standards or interpretations change, Innventure’s results of operations could be adversely affected.

•Innventure LLC has identified material weaknesses in its internal controls over financial reporting that could, if not remediated, result in material misstatements in its financial statements and which may have an impact on Innventure's ability to timely or accurately report its financial condition or results of operations following the consummation of the business combination.

•If Innventure is deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), it may be required to institute burdensome compliance requirements and its activities may be restricted, which may make it difficult to operate or to execute its growth plans.

•AFX currently relies on a single facility for all of its operations.

•The failure of AFX’s suppliers to continue to deliver necessary raw materials or other components of its products in a timely manner and to specification could prevent it from delivering products within required time frames and could cause production delays, cancellations, penalty payments and damage to its brand and reputation.

•AFX’s ability to establish substantial commercial sales of its products is subject to many risks, any of which could prevent or delay revenue growth and adversely impact its customer relationships, business and results of operations.

•AFX may not be able to meet applicable regulatory requirements for the use of AFX’s products in food grade applications, and, even if the requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to AFX’s products and AFX’s facilities will be time-consuming and costly.

•Accelsius is an early-stage company, and its limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.

•The market, including customers and potential investors, may be skeptical of the viability and benefits of Accelsius’ cooling products because they are based on a relatively novel and complex technology.

•Accelsius’ cooling products may be subject to increased regulatory scrutiny due to their use of working fluid refrigerants that contain fluorine.

•Innventure may be unable to sufficiently protect the intellectual property rights of itself and the Innventure Companies and may encounter disputes from time to time relating to its use of the intellectual property of third parties.

•Innventure, the Innventure Companies, and Innventure’s MNC partners may be negatively impacted by volatility in the political and economic environment, such geopolitical unrest, economic downturns and increases in interest rates, and a period of sustained inflation, which could have an adverse impact on Innventure’s and the Innventure Companies’ business, financial condition, results of operations and prospects.

•Cyber-attacks or a failure in Innventure’s information technology and data security infrastructure could adversely affect Innventure’s business and operations.

•Innventure’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) could negatively impact its business.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Innventure LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except unit and per unit amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash, cash equivalents and restricted cash	$16,297	$2,575
Prepaid expenses and other current assets	1,884	487
Inventory	2,824	—
Due from related parties	210	2,602
Total Current Assets	21,215	5,664
Investments	32,359	14,167
Property, plant and equipment, net	1,227	637
Other assets	930	1,096
Total Assets	55,731	21,564

Liabilities and Unitholders’ Capital
Accounts payable	4,932	93
Accrued employee benefits	7,617	3,779
Accrued expenses	1,929	1,009
Related party payables	815	347
Related party notes payable - current	13,932	1,000
Notes payable - current	693	912
Patent installment payable - current	525	775
Liability for future preferred stock issuance	10,870	—
Other current liabilities	288	253
Total Current Liabilities	41,601	8,168
Notes payable, net of current portion	282	999
Convertible promissory note, net	—	1,120
Convertible promissory note due to related party, net	—	3,381
Embedded derivative liability	—	1,994
Patent installment payable, net of current	13,075	13,075
Other liabilities	501	683
Total Liabilities	55,459	29,420

Commitments and Contingencies

Mezzanine Capital
Redeemable Class I Units, no par value, 1,000,000 units authorized, issued and outstanding	4,477	2,912
Redeemable Class PCTA Units, no par value, 3,982,675 units authorized, issued and outstanding	18,103	7,718
Unitholders' Deficit
Class B Preferred Units, no par value, 6,722,562 and 4,639,557 units authorized, 5,609,951 and 4,109,961 units issued and outstanding	51,683	38,122
Class B-1 Preferred Units, no par value, 2,600,000 units authorized, 342,608 units issued and outstanding	3,323	3,323
Class A Units, no par value, 10,975,000 units authorized, 10,875,000 units issued and outstanding	1,950	1,950
Class C Units, no par value, 1,585,125 units authorized, 1,570,125 units issued and outstanding	981	844
Accumulated deficit	(90,952)	(64,284)
Accumulated other comprehensive loss	(2,373)	—
Non-controlling interest	13,080	1,559
Total Unitholders’ Deficit	(22,308)	(18,486)
Total Liabilities, Mezzanine Capital, and Unitholders' Deficit	$55,731	$21,564
See accompanying notes to condensed consolidated financial statements.

Innventure LLC and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except unit and per unit amounts) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Management fee income - related parties	$222	$224	$669	$668
Consulting revenue	—	50	—	225
Product sales	95	—	95	—
Total Revenue	317	274	764	893
Operating Expenses
Cost of sales	777	—	777	—
General and administrative	9,052	4,054	25,323	9,878
Sales and marketing	1,629	696	4,178	1,901
Research and development	2,533	1,240	5,978	2,822
Total Operating Expenses	13,991	5,990	36,256	14,601

Loss from Operations	(13,674)	(5,716)	(35,492)	(13,708)
Non-operating (Expense) and Income
Interest expense, net	(852)	(364)	(1,300)	(841)
Net (loss) gain on investments	7,148	(12,148)	11,547	(2,718)
Net (loss) gain on investments – due to related parties	(308)	436	(468)	99
Change in fair value of embedded derivative liability	—	(451)	(478)	(492)
Equity method investment income (loss)	109	(673)	893	(291)
Loss on conversion of promissory notes	—	—	(1,119)	—
Other expenses	(64)	—	(64)	—
Total Non-operating (Expense) Income	6,033	(13,200)	9,011	(4,243)
Income tax expense	—	—	—	—
Net Loss	(7,641)	(18,916)	(26,481)	(17,951)
Less: Loss attributable to non-controlling interest	(5,430)	(45)	(11,762)	(101)
Net Loss Attributable to Innventure LLC Unitholders	$(2,211)	$(18,871)	$(14,719)	$(17,850)

Net Loss Attributable to Class A Unitholders	$(10,233)	$(9,177)	$(29,010)	$(16,848)
Basic loss per unit	$(0.94)	$(0.84)	$(2.67)	$(1.55)
Basic weighted average Class A Units	10,875,000	10,875,000	10,875,000	10,875,000

Other comprehensive income (loss), net of taxes:
Unrealized loss on AFS debt securities - related party	$(2,373)	$—	$(2,373)	$—
Total other comprehensive loss, net of taxes	(2,373)	—	(2,373)	—

Total comprehensive loss, net of taxes	(10,014)	(18,916)	(28,854)	(17,951)
Less: Comprehensive loss attributable to non-controlling interest	(5,430)	(45)	(11,762)	(101)
Net Comprehensive Loss Attributable to Innventure LLC Unitholders	$(4,584)	$(18,871)	$(17,092)	$(17,850)

See accompanying notes to condensed consolidated financial statements.

Innventure LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine Capital
(in thousands) (Unaudited)

	Class I Amount	Class PCTA Amount	Total
December 31, 2022	$2,984	$12,882	$15,866
Accretion of redeemable units to redemption value	1	457	458
March 31, 2023	2,985	13,339	16,324
Proceeds from capital calls to unitholders	130	—	130
Accretion of redeemable units to redemption value	423	7,031	7,454
June 30, 2023	3,538	20,370	23,908
Accretion of redeemable units to redemption value	(469)	(9,680)	(10,149)
September 30, 2023	$3,069	$10,690	$13,759

December 31, 2023	$2,912	$7,718	$10,630
Accretion of redeemable units to redemption value	280	4,135	4,415
March 31, 2024	3,192	11,853	15,045
Accretion of redeemable units to redemption value	934	(572)	362
June 30, 2024	4,126	11,281	15,407
Accretion of redeemable units to redemption value	351	6,822	7,173
September 30, 2024	$4,477	$18,103	$22,580

See accompanying notes to condensed consolidated financial statements.

Innventure LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Unitholders' Deficit
(in thousands) (Unaudited)

	Class B Preferred	Class B-1 Preferred	Class A	Class C	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Unitholders' Deficit
December 31, 2023	$38,122	$3,323	$1,950	$844	$(64,284)	$—	$1,559	$(18,486)
Net loss	—	—	—	—	(5,219)	—	(2,307)	(7,526)
Units issued to NCI	—	—	—	—	—	—	3,503	3,503
Issuance of preferred units, net of issuance costs	7,566	—	—	—	—	—	—	7,566
Unit-based compensation	—	—	—	51	—	—	345	396
Issuance of units to NCI in exchange of convertible promissory notes	—	—	—	—	—	—	8,443	8,443
Accretion of redeemable units to redemption value	—	—	—	—	(4,415)	—	—	(4,415)
March 31, 2024	45,688	3,323	1,950	895	(73,918)	—	11,543	(10,519)
Net loss	—	—	—	—	(7,288)	—	(4,026)	(11,314)
Units issued to NCI	—	—	—	—	—	—	7,348	7,348
Issuance of preferred units, net of issuance costs	2,852	—	—	—	—	—	—	2,852
Unit-based compensation	—	—	—	45	—	—	248	293
Accretion of redeemable units to redemption value	—	—	—	—	(362)	—	—	(362)
June 30, 2024	48,540	3,323	1,950	940	(81,568)	—	15,113	(11,702)
Net loss	—	—	—	—	(2,211)	—	(5,430)	(7,641)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,373)	—	(2,373)
Units issued to NCI	—	—	—	—	—	—	3,071	3,071
Issuance of preferred units, net of issuance costs	3,143	—	—	—	—	—	—	3,143
Unit-based compensation	—	—	—	41	—	—	326	367
Accretion of redeemable units to redemption value	—	—	—	—	(7,173)	—	—	(7,173)
September 30, 2024	$51,683	$3,323	$1,950	$981	$(90,952)	$(2,373)	$13,080	$(22,308)

Innventure LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Unitholders' Deficit (continued)
(in thousands) (Unaudited)

	Class B Preferred	Class B-1 Preferred	Class A	Class C	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Unitholders' Deficit
December 31, 2022	$20,803	$3,323	$1,950	$639	$(38,564)	$—	$656	$(11,193)
Net loss	—	—	—	—	(3,573)	—	(23)	(3,596)
Units issued to NCI	—	—	—	—	—	—	104	104
Issuance of preferred units, net of issuance costs	712	—	—	—	—	—	—	712
Unit-based compensation	—	—	—	50	—	—	103	153
Accretion of redeemable units to redemption value	—	—	—	—	(458)	—	—	(458)
March 31, 2023	21,515	3,323	1,950	689	(42,595)	—	840	(14,278)
Net loss	—	—	—	—	4,594	—	(33)	4,561
Issuance of preferred units, net of issuance costs	2,599	—	—	—	—	—	—	2,599
Unit-based compensation	—	—	—	52	—	—	133	185
Accretion of redeemable units to redemption value	—	—	—	—	(7,454)	—	—	(7,454)
June 30, 2023	24,114	3,323	1,950	741	(45,455)	—	940	(14,387)
Net loss	—	—	—	—	(18,871)	—	(45)	(18,916)
Units issued to NCI	—	—	—	—	—	—	101	101
Issuance of preferred units, net of issuance costs	5,038	—	—	—	—	—	—	5,038
Tax advanced distributions to members	—	—	—	—	(243)	—	—	(243)
Unit-based compensation	—	—	—	51	—	—	244	295
Accretion of redeemable units to redemption value	—	—	—	—	10,149	—	—	10,149
September 30, 2023	$29,152	$3,323	$1,950	$792	$(54,420)	$—	$1,240	$(17,963)

See accompanying notes to condensed consolidated financial statements.

Innventure LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Nine months ended September 30,
	2024	2023
Cash Flows Used in Operating Activities
Net loss	$(26,481)	$(17,951)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Unit-based compensation	1,056	633
Interest income on debt securities - related party	(110)	—
Accrued unpaid interest on note payable	931	397
Change in fair value of embedded derivative liability	478	492
Change in fair value of payables due to related parties	468	(99)
Non-cash interest expense on notes payable	351	252
Net (gain) loss on investments	(11,547)	2,718
Equity method investment loss (gain)	(893)	291
Loss on conversion of promissory notes	1,119	—
Depreciation expense	146	—
Non-cash rent costs	186	133
Other, net	—	27
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,605)	(930)
Inventory	(2,824)	—
Accounts payable	4,863	(32)
Accrued employee benefits	3,838	2,111
Accrued expenses	674	113
Other current liabilities	(147)	(89)
Liability for future preferred stock issuance	10,870	—
Other assets	(20)	(202)
Net Cash Used in Operating Activities	(18,647)	(12,136)

Cash Flows Used in Investing Activities
Purchase of shares in equity method investees	—	(2,000)
Contributions to equity method investees	—	(130)
Investment in debt securities - related party	(7,400)	—
Acquisition of property, plant and equipment	(736)	(173)
Proceeds received related to PCT stock sale	2,314	708
Net Cash Used in Investing Activities	(5,822)	(1,595)

Cash Flows Provided by Financing Activities
Proceeds from issuance of capital, net of issuance costs	13,122	8,249
Proceeds from the issuance of units to NCI	13,859	205
Proceeds from convertible notes payable	—	2,000
Payment of debts	(790)	(19)
Receipt of Capital from Class I Unitholder	—	130
Tax advance distribution to Members	—	(243)
Proceeds of related party notes payable	12,000	3
Net Cash Provided by Financing Activities	38,191	10,325

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	13,722	(3,406)
Cash, Cash Equivalents and Restricted Cash Beginning of period	2,575	7,544
Cash, Cash Equivalents and Restricted Cash End of period	$16,297	$4,138

Innventure LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands) (Unaudited)

	Nine months ended September 30,
	2024	2023
Supplemental Cash Flow Information
Cash paid for interest	$1,070	$220
Supplemental Disclosure of Noncash Financing Information
Accretion of redeemable units to redemption value	$11,950	$2,237
Debt discount and embedded derivative upon issuance	$—	$1,119
Issuance of Class Preferred B Units to extinguish convertible notes payable	$396	$100
Issuance of Class B Preferred Units in exchange for Innventus ESG Fund Equity	$183	$—
Issuance of NCI in exchange for interest in Innventus ESG Fund	$146	$—
Commissions payable on issuance of Class B Preferred Units	$163	$—
Commissions payable on issuance of NCI	$83	$—
Issuance of Class B Preferred Units to extinguish consulting fees payable	$24	$—
Issuance of units to NCI in exchange of convertible promissory notes	$7,324	$—
Conversion of working capital loans to equity method investees into investments in debt securities - related party	$2,600	$—
Unrealized loss on investments in debt Securities - related party through OCI	$2,373	$—
Recognition of right of use asset and corresponding lease liability	$—	$731

See accompanying notes to condensed consolidated financial statements.

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

Note 1. Nature of Business

Unless the context otherwise requires, references herein to "Innventure", "we", "us", "our" and "the Company" refer to the business and operations of Innventure LLC and its consolidated subsidiaries for all periods prior to the
Closing, and to the business and operations of Innventure, Inc. and its consolidated subsidiaries for all periods after
Closing.

Innventure LLC is an origination platform company with its headquarters in Orlando, Florida. Innventure LLC founds, funds, and operates companies with a focus on transformative, sustainable technology solutions acquired or licensed from Multinational Corporations (‘‘MNCs’’). As owner-operators, Innventure LLC takes what it believes to be breakthrough technologies from early evaluation to scaled commercialization utilizing an approach designed to help mitigate risk as it builds disruptive companies that it believes have the potential to achieve a target enterprise value of at least $1 billion. Innventure LLC defines ‘‘disruptive’’ as innovations that have the ability to significantly change the way businesses, industries, markets and/or consumers operate.

On October 2, 2024, the business combination that the Company entered into with, among others, Learn CW, closed and was preliminarily accounted for as a reverse recapitalization and Innventure LLC has been determined to be the accounting acquirer and the Predecessor. The information provided in this Quarterly Report on Form 10-Q only reflects the financial condition and results of operations of the Predecessor.

Innventure, Inc., formerly known as Holdco, is the successor to Innventure LLC following the business combination and is a Delaware corporation, whose common stock is listed and traded on the Nasdaq Capital Market (“Nasdaq”). Following the business combination, the Company will continue the business of Innventure LLC described above.

Both Learn CW and Holdco, a direct wholly-owned subsidiary of Learn CW prior to the business combination, were created for the purpose of consummating a business combination.

The financial information for the Predecessor for such periods does not reflect the material changes to the business as a result of the business combination. Accordingly, the financial information for the Predecessor is not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the business combination.

Business Combination

On the Closing Date, Holdco, consummated the business combination pursuant to the terms of the business combination agreement, dated as of October 24, 2023 (the “Business Combination Agreement”), by and among Holdco, Learn CW and Innventure LLC, LCW Merger Sub, Inc. and Innventure Merger Sub, LLC, a direct, wholly-owned subsidiary of Holdco (“Innventure Merger Sub” and, together with LCW Merger Sub, the “Merger Subs”). Pursuant to the Business Combination Agreement, on the Closing Date, (i) LCW Merger Sub merged with and into Learn CW (the “LCW Merger”), with Learn CW as the surviving company of the LCW Merger and (ii) Innventure Merger Sub merged with and into Innventure LLC (the “Innventure Merger” and together with the LCW Merger, the “Mergers”), with Innventure LLC as the surviving entity of the Innventure Merger. Following the Mergers, each of Learn CW and Innventure LLC became a subsidiary of Holdco, and Holdco became a publicly traded company. Holdco changed its name to Innventure, Inc. in connection with the business combination.

Note 2. Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's most recent annual audited consolidated financial statements and notes thereto. These condensed consolidated financial statements have been prepared in accordance with the instructions for the Securities and Exchange Commission’s (“SEC’s”) Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)
disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to rules and regulations of the SEC, although the Company believes that the disclosures are adequate to make the information presented not misleading.

We use the same accounting policies in preparing quarterly and annual financial statements.

Going Concern

In connection with the Company’s assessment of going concern considerations, management has determined that in order to maintain its current level of operations, the Company will require additional working capital from cash flows from operations, from the sale of its capital and/or issuance of debt. The Company intends to obtain additional financing in the future to proceed with its business plans. The future value of investments held is unpredictable and subject to market events outside of the Company’s control. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued; however, the above conditions raise substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the probable future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. There can be no assurance that management will be successful in accessing additional capital or implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies that contractual sale restrictions should not be considered in measuring the fair value of equity securities. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The Company adopted this ASU on January 1, 2024, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The amendments in ASU 2023-07 are effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this accounting standard will have on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.

Note 3. Investments

Investments consist of the following:

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

	September 30, 2024	December 31, 2023
Equity-method investments	$5,704	$4,482
Exchange-traded investments at fair value	18,917	9,685
Investment in debt securities - AFS	7,738	—
Total Investments	$32,359	$14,167

Equity-method investments

The Company’s equity-method investments primarily include its investment in the Innventus ESG Fund I, L.P. (the “ESG Fund"), for which it serves as general partner, and AeroFlexx, LLC ("AeroFlexx"), which are both not consolidated, but for which the Company exerts significant influence.

The Company’s equity-method investment in the ESG Fund reflects the Company’s general partner interest in the ESG Fund, which represents approximately 5% of the ESG Fund’s total capital commitments. The general partner interest is not consolidated because the ESG Fund is not considered a variable interest entity and the Company does not hold a controlling financial interest in the ESG Fund under the voting interest entity model. The ESG Fund is an investment company that follows a specialized basis of accounting established by GAAP. The Company’s general partnership interest in the ESG Fund is substantially illiquid. While the ESG Fund’s holdings are accounted for at fair value, the equity-method investment in the ESG Fund is adjusted to reflect the fair value of the underlying investments of the ESG Fund as of September 30, 2024, and December 31, 2023. The fair value of the underlying investments in the ESG Fund is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.

The Company held a 31% equity-method investment interest in AeroFlexx as of both September 30, 2024, and December 31, 2023. The Company recorded its investment in AeroFlexx at $721 and $1,570 as of September 30, 2024, and December 31, 2023, respectively.

Exchange-traded investments

The Company previously formed PureCycle Technologies, Inc. ("PCT") in partnership with a multinational corporation. PureCycle became a publicly traded company in 2021 and the remaining shares of PCT's common stock held by the Company are classified as an Exchange-traded investment at fair value recorded through net income (“FVTNI”). The remaining shares of PCT's common stock held by the Company are subject to a final lock-up which expires based upon the achievement of certain operational metrics, as certified by certain third-parties, of PCT’s Ironton, Ohio plant. Furthermore, the Company does not have an economic interest in the remaining shares of PCT's common stock held by the Company.

During the nine months ended September 30, 2024, the Company sold 400,000 PCT shares for aggregate net proceeds of $2,302. The PCT shares were measured at their fair value immediately prior to the transactions.

Investment in debt securities - AFS

On July 1, 2024, the Company ("Lender") entered into an intercompany loan agreement with AeroFlexx ("Borrower") under which the Company will lend up to $10,000 to AeroFlexx. The pre-existing working capital interest-free loans to AeroFlexx, amounting to $7,635 were considered outstanding term loans under this agreement and the Company has also lent Borrower an additional $2,365 during the three months ended September 30, 2024 under this agreement.

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)
The term loans and any unpaid accrued interest are required to be repaid by the maturity date, which is the earlier of (i) December 31, 2026 or (ii) the date of the sale, transfer or other disposition all of the Borrower’s assets or Borrower's stock is consummated. After any full or partial repayment of the term loans, the Borrower may borrow additional funds up to the $10,000 limit until the maturity date. The loan bears interest at the applicable federal rate published by the Internal Revenue Service and is adjusted on a quarterly basis.

The Company has an option to convert the outstanding principal amount of the term loans and any unpaid accrued interest into shares or units in connection with the next issuance of equity securities by the Borrower, at a price equal to 100% of the price per share or unit and on the same terms and conditions as apply to such issuance.

If, by January 1, 2025, the Borrower has not raised equity financing equal to or more than a target of $10,000, then on January 2, 2025, the outstanding principal and any unpaid accrued interest on the term loans will automatically convert into Class D preferred units of the Borrower at the same price per unit and on the same terms and conditions as the Class D preferred unit of the Borrower purchased by Lender prior to the date of this loan agreement, up to the amount necessary to reach the $10,000 target.

The Company accounted for this loan as an investment in debt securities and classified it as an available for sale ("AFS") debt security. Based on the AFS classification, the Company records this investment at fair value at each reporting date and as such recorded the changes in fair value of this loan (including the adjustment to fair value at inception date) in Other Comprehensive Income ("OCI").

As the loan is maturing in 2026, it is included in the non-current line item 'Investments' of the condensed consolidated balance sheets. Also, the change in fair value of this investment in debt securities of $2,373 is included as 'Unrealized loss on AFS debt securities - Related Party' in the condensed consolidated statements of operations and comprehensive income (loss).

Note 4. Fair Value

Fair Value Hierarchy

September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Exchange-traded investments at FVTNI	$18,917	$—	$—	$18,917
Investment in debt security - AFS	$—	$—	$7,738	$7,738

Liabilities:
Related party payables	$815	$—	$—	$815

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Exchange-traded investments at FVTNI	$9,685	$—	$—	$9,685

Liabilities:
Embedded derivative liability	$—	$—	$1,994	$1,994
Related party payables	$347	$—	$—	$347

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

Investment in debt security - AFS

The investment in debt security is stated at fair value as described in Note 3. Investments. The fair value of the Class D Units is estimated on an as-converted basis using a Black-Scholes model incorporating breakpoints upon which each tranche of equity participates in distributions. The as-converted shares related to the loan are included in the AeroFlexx capitalization table given the expectation that they will have been converted to Class D Units by the liquidity date.

	September 30, 2024	Issuance
Volatility	120.0%	120.0%
Time to liquidity	3 years	3 years
Discount for lack of marketability	28.0%	28.0%
Weighted average cost of capital	45.0%	45.0%

Derivative Liabilities

Embedded derivative liabilities contained within the 2025 Notes (as defined below, see Note 5. Borrowings) are stated at fair value. Fair value is determined utilizing discounted cash flows, using unobservable market data inputs, and an option pricing model based on management’s probability weighted expected outcome with respect to a financing or a change of control. The derivatives associated with the 2025 Notes were settled in March 2024 due to conversion of the 2025 Notes in a qualified financing. A summary of the significant unobservable inputs utilized to estimate the fair value is as follows:

Embedded derivative within 2025 Note issued August 18, 2022 with a principal balance of $4,000	Settlement	December 31, 2023
Discount Rate	35%	35% - 36%
Probability of Expected Outcomes
Financing	100%	95%
Change in control	—%	3%
Other	—%	2%

Embedded derivative within 2025 Notes issued June 7 & July 3, 2023 with an aggregate principal balance of $2,000
Discount Rate	71% - 87%	71% - 88%
Probability of Expected Outcomes
Financing	100%	95%
Change in control	—%	3%
Other	—%	2%

Significant increases or decreases to any of these inputs would result in a significantly higher or lower liability.

The following tables present information about the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis:

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

	Embedded Derivative Liability	Investment in debt security - AFS
Balance as of December 31, 2022	$1,641	$—
Change in fair value	492	—
Issuance	1,119	—
Balance as of September 30, 2023	$3,252	$—

Balance as of December 31, 2023	$1,994	$—
Issuance	—	10,000
Accrued interest	—	110
Change in fair value	478	(2,372)
Settlement	(2,472)	—
Balance as of September 30, 2024	$—	$7,738

The total net change in fair value included in earnings for the three months ended September 30, 2024, and 2023 were $— and $451, respectively, and for the nine months ended September 30, 2024, and 2023 were $478 and $492, respectively.

The carrying amounts of prepaid expenses and other current assets, due from related parties, other assets, accounts payable, accrued expenses, accrued employee benefits, other current liabilities and other liabilities approximate fair value due to the short maturity terms of these instruments. The Company's convertible promissory notes were converted in March 2024 and the related embedded derivative liabilities settled as part of this conversion (see Note 5. Borrowings). The fair value of the Company's convertible promissory notes as of December 31, 2023, was $4,501.

Note 5. Borrowings

	September 30, 2024	December 31, 2023
Series 1 promissory notes, 9-15% interest, maturity: 36 – 60 months from issuance	$975	$1,911
Related party notes (net of unamortized loan fees of $68 and $0)	13,932	1,000
Convertible promissory notes, 8% interest, maturity: 36 months from issuance	—	6,634
Total Notes Payable	14,907	9,545
Less: unamortized debt discount	—	(2,133)
Less: current portion of related party notes payable	(13,932)	(1,000)
Less: current portion of notes payable	(693)	(912)
Total Long-term Notes	$282	$5,500

The Company has accrued interest of $— and $634 in long-term notes as of September 30, 2024, and December 31, 2023, respectively.

The Company’s notes payable and notes payable to related parties mature as follows:

Year Ending December 31,	Amount
2024 (remaining 3 months)	$12,364
2025	2,543
Total Debt	$14,907

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

Series 1 Promissory Notes

During the nine months ended September 30, 2024, noteholders with principal amounts totaling $396 converted their Series 1 promissory notes into 40,829 of Class B Preferred Units based on the Class B Preferred Unit issuance price of $9.6992 per share. The noteholders elected to receive the last interest payment due and waive the prepayment fee, if applicable, in connection with the transaction. The Company accounted for the conversion of promissory notes as an extinguishment, the impact of which is immaterial to the Company’s financial statements. During the nine months ended September 30, 2023, noteholders with principal amounts totaling $100 converted their Series 1 promissory notes into 10,310 of Class B Preferred Units based on the Class B Preferred Unit issuance price of $9.6992 per share.

In addition, during the nine months ended September 30, 2024, the Company extended Series 1 promissory notes with principal of $122 and $421 for an additional year for the 1st and 2nd time at 12% from 9% and 15% from 12% interest, respectively. During the nine months ended September 30, 2023, the Company extended Series 1 promissory notes with principal of $772 and $616 for an additional year for the 1st and 2nd time at 12% from 9% and 15% from 12% interest, respectively.
For the three months ended September 30, 2024 and 2023, interest expense on the Series 1 promissory notes was approximately $39 and $82, respectively, and for the nine months ended September 30, 2024 and 2023, interest expense on the Series 1 promissory notes was approximately $138 and $246, respectively, and is included in interest expense on the condensed consolidated statements of operations and comprehensive income (loss). The interest expense on Series 1 promissory notes includes the amortization of issuance costs of $— and $8, for the three months ended September 30, 2024 and 2023, respectively, and $— and $26, for the nine months ended September 30, 2024 and 2023, respectively.

Related Party Notes

On August 20, 2024, the Company entered into unsecured promissory notes with two related parties for principal amounts of $10,000 and $2,000, respectively. The note with the first party contains a loan fee of $1,000 which is payable with the repayment of the principal amount of the note and the note with the second party contains interest at the rate of 11.5% per annum. The principal amounts, loan fees and accrued interest are repayable at the earlier of October 15, 2024 and the first business day following the date of consummation of the business combination, as discussed in Note 1 above.

The note holders of these notes have an option to receive equity in form of shares of Series A Preferred Stock of Innventure, Inc, in lieu of receipt of cash repayment of all amounts due under the notes. Such shares will be equal to all amounts due under the notes including loan fees and accrued interest, divided by the original issue price of such preferred stock, with substantially the same terms as the designations, powers, preferences and other rights, and the qualifications, limitations and restrictions of the Series A Preferred Stock set forth at the time of original issue.

During the three and nine months ended September 30, 2024, the interest expense on these related party notes, including amortization of loan fee in form of debt discount, was $932.

In addition to the related party notes above, the Company also has a related party note for $1,000 that had no stated interest or maturity at issuance. The Company formally came to terms on the related party note by executing an unsecured promissory note with the related party on May 2, 2024. As per the terms of the executed agreement, the note matures on December 21, 2024. Upon maturity, the Company is required to repay the outstanding principal amount of $1,000 and a loan fee equal to approximately $63. There is no stated interest as per the terms of the executed agreement but it provides for interest at the rate of 8% per annum on the outstanding amount from the maturity date if the Company fails to pay any amount due on the maturity date.

Convertible Promissory Notes

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)
On March 31, 2024, the 8% convertible promissory notes (the "2025 Notes") with a $6,000 principal balance and $755 of accrued interest were converted into 693,480 Accelsius Series A units at a conversion price of $9.74 per share. The conversion was pursuant to the occurrence of a qualified financing event. The related embedded derivative liability was extinguished in connection with the conversion.

During 2024, the Company recognized $231 in interest expense associated with the 2025 Notes discounts and the contractual interest expense for 2024 was $120.

During the three and nine months ended September 30, 2023, the Company recognized $204 and $293, respectively, in interest expense associated with the 2025 Notes discounts and the contractual interest expense for the three and nine months ended September 30, 2023 was $46 and $316, respectively.

As of September 30, 2024, and December 31, 2023, the unamortized discount was $— and $2,133, respectively.

Note 6. Inventory

Inventory consisting of raw materials and finished goods are stated at the lower of cost or net realizable value. Cost of our inventories is determined by costing methods that approximate an average cost basis.

Inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$2,617	$—
Work in process	35	—
Finished goods	172	—
Total inventories	$2,824	$—

Note 7. Property, Plant and Equipment

	September 30, 2024	December 31, 2023
Leasehold improvements	$668	$38
Machinery & equipment	676	86
Computers & office equipment	19	19
Construction in progress	19	502
Property, Plant and Equipment, Gross	1,382	645
Less: Accumulated depreciation	(155)	(8)
Property, Plant and Equipment, Net	$1,227	$637

Note 8. Unitholders' Deficit

	September 30, 2024		December 31, 2023
	Units Authorized	Units Issued and Outstanding	Units Authorized	Units Issued and Outstanding
Class B Preferred Units	6,722,562	5,609,951	4,639,557	4,109,961
Class B-1 Preferred Units	2,600,000	342,608	2,600,000	342,608
Class A Units	10,975,000	10,875,000	10,975,000	10,875,000
Class C Units	1,585,125	1,570,125	1,585,125	1,570,125

Preferred Return

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)
Class B and B-1 Preferred Unitholders are entitled to distributions at a rate of 6% per year of unreturned capital of preferred units. Class B and B-1 Preferred Unitholders have accumulated $4,743 and $359, respectively, in unreturned preferred returns as of September 30, 2024 and $2,555 and $210, respectively, as of December 31, 2023.

Transactions

The Company continued to receive additional capital in connection with its Class B Preferred Unit capital raise which closed on January 26, 2024. The Company received $13,932 and $8,771 in cash during the nine months ended September 30, 2024 and 2023 and issued 1,437,868 and 904,375 new Class B Preferred Units, respectively, at the issuance price of $9.6992 per share. For the three months ended September 30, 2024 and 2023, the Company received $3,384 and $5,382 in cash and issued 350,360 and 554,966 new Class B Preferred Units, respectively, at the issuance price of $9.6992 per share.

Note 9. Unit-based Compensation

Equity Incentive Plan

The Company recognized compensation costs related to the Equity Incentive Plan of $41 and $51 for the three months ended September 30, 2024 and 2023, respectively, and $137 and $153 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company has $234 in unit-based compensation expense remaining to be recognized over approximately 1.4 years.

Subsidiary Equity Plan

During the three months ended September 30, 2023, there were 109,000 Class C units granted under the Subsidiary Equity Plan with a grant date fair value of $3.51. There were no Class C units granted under the Subsidiary Equity Plan during the three months ended September 30, 2024. During the nine months ended September 30, 2024 and 2023, there were 110,000 and 347,000 Class C units granted under the Subsidiary Equity Plan with a grant date fair value of $4.41 and $3.51, respectively.

The Company recognized compensation costs related to the Subsidiary Equity Plan of $326 and $244 for the three months ended September 30, 2024 and 2023, respectively, and $919 and $480 for the nine months ended September 30, 2024 and 2023, respectively, which is recorded in general and administrative, sales and marketing and research and development in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2024, the Subsidiary has $1,633 in unit-based compensation expense remaining to be recognized over approximately 1.7 years.

Note 10. Income Taxes

For the three and nine months ended September 30, 2024, no income tax provision was recorded due to maintenance of a full valuation allowance against net deferred tax assets as of December 31, 2023 due to the Company’s history of losses and the Company’s belief that it is not more likely than not the benefit will be realized. There was no income tax effect for the three and nine months ended September 30, 2023. The effective tax rate was zero for the three and nine months ended September 30, 2024 and 2023.

Note 11. Net Loss Per Unit

The following table presents a reconciliation of the numerator and denominator for the basic earnings per unit calculations using the two class method:

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Innventure LLC Unitholders	$(2,211)	$(18,871)	$(14,719)	$(17,850)
Less: cumulative earnings to participating unitholders	849	455	2,341	1,235
Less: deemed dividend related to Class PCTA and Class I Units	7,173	(10,149)	11,950	(2,237)
Net Loss Attributable to Class A Unitholders	$(10,233)	$(9,177)	$(29,010)	$(16,848)
Denominator:
Weighted average Class A Units outstanding, basic	10,875,000	10,875,000	10,875,000	10,875,000
Net Loss Per Unit Attributable to Class A Unitholders, Basic	$(0.94)	$(0.84)	$(2.67)	$(1.55)

The Class PCTA and Class I units are redeemable instruments within mezzanine capital. The increases and decreases in the carrying amount of these instruments are charged against accumulated deficit during respective periods and treated as a deemed dividend in the calculation of net loss attributable to Class A Unitholders.

Note 12. Related Party Transactions

As more fully described in Note 5. Borrowings, the Company has various notes with affiliates. The Company had a convertible promissory note to the ESG Fund as part of the 2025 Notes which was converted during the nine months ended September 30, 2024. The Company also has short-term notes with three separate related parties.

Transactions with Innventure1

The related party liability established in connection with the ownership interest in the Company's PCT common stock assigned by Innventure1 to investors that are considered related parties of the Company was revalued to $125 and $53 as of September 30, 2024 and December 31, 2023, respectively. The change in value was included in Net (loss) gain on investments – due to related parties in the condensed consolidated statements of operations and comprehensive income (loss).
Transactions with the ESG Fund

In the normal course of business, the Company advances certain expenses on behalf of the ESG Fund. Expenses which meet certain criteria are reimbursed to the Company by the ESG Fund. Amounts paid by the Company not reimbursed by the ESG Fund totaled $11 and $30 for the three months ended September 30, 2024 and 2023, respectively, and $46 and $39 for the nine months ended September 30, 2024 and 2023, respectively. There was a receivable of $6 and $2 as of September 30, 2024 and December 31, 2023, respectively, related to those expenses included in Due from related parties in the condensed consolidated balance sheets.

The Company earns a 1-2% management fee for administrative, finance and accounting, and other back-office functions from the ESG Fund. Management fees earned from the ESG Fund totaled $195 and $198 for the three months ended September 30, 2024 and 2023, respectively, and $588 and $592 for the nine months ended September 30, 2024 and 2023, which is recorded as Management fee income - related parties in the condensed consolidated statements of operations and comprehensive income (loss).

In March 2021, the Company entered into a purchase option agreement with the ESG Fund, a related party, to sell 145,161 shares of PCT common stock with an exercise price of $1. The option period would have expired on July 22, 2024, and the Company measured the derivative liability at fair value. The option was exercised in March 2022

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)
and the shares are subject to the lock-up provisions. The liability due to the ESG Fund as of September 30, 2024 and December 31, 2023 was $690 and $294, respectively, and is included in Related party payables in the condensed consolidated balance sheets.

During the nine months ended September 30, 2023, the Company sold 23,712 of Accelsius Class A Units to the ESG Fund for aggregate proceeds of approximately $104. This amount is reflected in non-controlling interests in the condensed consolidated statements of changes in unitholders' deficit.

Transactions with AeroFlexx

In the normal course of business, the Company advances certain expenses on behalf of AeroFlexx. Amounts paid by the Company that were reimbursed by AeroFlexx totaled $3 and $18 for the three months ended September 30, 2024 and 2023, respectively, and $14 and $76 for the nine months ended September 30, 2024 and 2023, respectively. There was a receivable of $205 and $— as of September 30, 2024 and December 31, 2023, respectively, related to those expenses included in Due from related parties in the condensed consolidated balance sheets.

Note 13. Commitments and Contingencies

PCT Guaranty

On April 22, 2020, the Company entered into a guaranty with a counterparty to unconditionally guarantee PCT’s obligation to reimburse a $5,000 prepayment upon PCT’s failure to meet certain performance thresholds. Performance thresholds include the commission and construction of a plant. The guaranty has no expiration. The total amount paid by the Company under the guaranty is $— and total interest paid is $—. As of September 30, 2024 and December 31, 2023, there is no principal outstanding under the guaranty.

Patent Agreement Contingent Fees

The Company's minimum patent royalties included in Patent installment payables on the condensed consolidated balance sheets are due as follows:

Years Ending December 31,	Amount
2024	$525
2025	700
2026	825
2027	825
2028	825
Thereafter	9,900
Total	$13,600

The Company is committed to make royalty payments on direct revenue generated from the subject technology and indirect revenue generated including additional incentives based on the volume of units sold at percentage rates in the single digits to mid-teens as defined within the respective agreement. Each year the Company will pay such royalties at the higher of: (i) the minimum amount due (noted in the table above) and (ii) the royalty calculated amount based on revenue and units sold.

Series B Preferred Equity of Innventure, Inc.

During the three and nine months ended September 30, 2024, the Company received $10,870 of advance funds for future equity issuance of Holdco upon Closing on the business combination. This amount is shown within 'Liability for future preferred stock issuance' of the condensed consolidated balance sheets.

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

Note 14. Business Segment Data

Our operating businesses include corporate (including service activities) and technology businesses. Reportable segment information for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Corporate	$249	$301	$750	$947
Technology	95	—	95	—
Elimination of management services provided to Technology	(27)	(27)	(81)	(54)
Consolidated Revenues	$317	$274	$764	$893

Interest Expense:
Corporate	$971	$82	$1,070	$246
Technology	73	310	564	669
Elimination of intercompany interest	(73)	(13)	(213)	(20)
Consolidated Interest Expense	$971	$379	$1,421	$895

Interest Income:
Corporate	$185	$25	$326	$65
Technology	7	4	7	10
Elimination of intercompany interest	(73)	(13)	(213)	(20)
Consolidated Interest Income	$119	$16	$120	$55

Depreciation Expense:
Corporate	$—	$—	$—	$—
Technology	77	—	146	—
Consolidated Depreciation	$77	$—	$146	$—

Net Loss:
Corporate	$(1,857)	$(15,217)	$(10,260)	$(9,867)
Technology	(5,784)	(3,699)	(16,221)	(8,084)
Consolidated Net Loss	$(7,641)	$(18,916)	$(26,481)	$(17,951)

Capital Expenditures:
Technology	96	49	736	173
Consolidated Capital Expenditures	$96	$49	$736	$173

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

	September 30, 2024	December 31, 2023
Total Assets:
Corporate	$43,260	$22,953
Technology	44,327	16,246
Eliminations	(31,856)	(17,635)
Consolidated Total Assets	$55,731	$21,564

All revenue from external customers and long-lived assets are located entirely in the United States of America (USA).

Note 15. Subsequent Events

In connection with the preparation of the condensed consolidated financial statements and related disclosures for the period ended September 30, 2024, management has evaluated events through November 14, 2024 which is the date the condensed consolidated financial statements were available to be issued. Events occurring after September 30, 2024 are:

The Business Combination

The business combination consummation ("Closing") occurred on the Closing Date and, as a result of the business combination, (a) each Learn CW Class A ordinary share and Class B ordinary share issued and outstanding immediately prior to Closing (and not cancelled or redeemed) was converted into the right to receive one share of Holdco common stock, par value $0.0001 ("Common Stock"); (b) each Learn CW public warrant and private placement warrant outstanding immediately prior to Closing was assumed by Holdco and converted into a Holdco warrant ("Warrant"); (c) the Innventure LLC equity units (other than the Innventure LLC Class PCTA units ("PCTA Units") and Class I units ("Class I Units")) issued and outstanding immediately prior to Closing were converted into the right to receive shares of Holdco common stock; and (d) the PCTA Units and the Class I Units of Innventure LLC remained outstanding.

Following the Closing, each of Learn CW and Innventure LLC are subsidiaries of Holdco, Holdco changed its name to "Innventure, Inc." and Holdco became a publicly traded company. Holdco's shares of Common Stock began trading on Nasdaq under the symbol “INV” on October 3, 2024. While Holdco intended for and expected its Warrants to trade on Nasdaq, ultimately there was not a sufficient number of holders to meet the applicable Nasdaq requirements. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share. The Warrants will become exercisable on November 1, 2024 and will expire on October 2, 2029 or earlier upon redemption or liquidation. The public units of Learn CW automatically separated into the component securities upon consummation of the business combination and, as a result, no longer trade as a separate security.

The business combination was preliminarily accounted for as a reverse recapitalization in accordance with GAAP, and under this method of accounting, Learn CW was treated as the acquired company for financial reporting purposes and Innventure LLC was treated as the accounting acquirer.

The aggregate consideration for the Innventure Merger (the “Merger Consideration”) paid to the Innventure Members (as defined in the definitive proxy statement filed with the SEC on September 10, 2024 by Learn CW) consisted of 43,490,268 shares of Common Stock. A portion of this Merger Consideration to be delivered to Innventure Members consists of a contingent right to receive up to 5,000,000 shares of Common Stock (the “Company Earnout Shares”), which shares are subject to the following milestone conditions (collectively, the “Milestone Conditions”):

•40% of the Company Earnout Shares will be issuable upon Accelsius Holdings LLC (Accelsius” or “ACC”) having entered into binding contracts providing for revenue for the Company Group (as defined in

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)
the Business Combination Agreement) within 7 years following the Closing (the “Vesting Period”) in excess of $15,000 in revenue ("Milestone One");
•40% of the Company Earnout Shares will be issuable upon Holdco’s formation of a new subsidiary, in partnership with an MNC (as defined in the Business Combination Agreement), as determined using the Innventure LLC's “DownSelect” process, within the Vesting Period ("Milestone Two"); and
•20% of the Company Earnout Shares will be issuable upon AeroFlexx, LLC having received in excess of $15,000 revenue within the Vesting Period ("Milestone Three").

Immediately after giving effect to the business combination (including as a result of the conversions described above), there were 44,602,673 shares of Common Stock and 18,646,000 Warrants issued and outstanding. As of the Closing, the Innventure Members owned approximately 86.3% of the Holdco’s outstanding shares of Common Stock, and the former shareholders of Learn CW, including (i) Learn CW's sponsor, CWAM LC Sponsor LLC (the “Sponsor”) and (ii) Learn CW's independent directors, owned approximately 13.7% of Holdco’s outstanding shares of Common Stock.

On September 30, 2024, Learn CW held an extraordinary general meeting in which Learn CW's shareholders approved the business combination of Learn CW, Innventure LLC, Holdco, and the Merger Subs, pursuant to the transactions contemplated by the Business Combination Agreement. As a result, effective on the Closing Date, 250,000,000 shares of Holdco common stock, par value $0.0001 per share, were authorized and 25,000,000 shares of Holdco preferred stock, par value $0.0001 per share, were authorized. Of the 25,000,000 shares of preferred stock authorized by the Amended and Restated Certificate of Incorporation, the Holdco board of directors designated 3,000,000 shares as Series B preferred stock ("Series B Preferred Shares").

On September 30, 2024, Learn CW shareholders holding 8,310,747 Learn CW Class A ordinary shares exercised their right to redeem such shares for cash at a redemption price of approximately $11.04 per share, for an aggregate redemption amount of $91,721. On October 3, 2024, Learn CW paid such shareholders the aggregate amount of $91,721 for the redemption from the assets held as cash investments in the Learn CW trust account.

On the Closing Date, Holdco settled obligations of Learn CW including (a) outstanding accounts payable and accrued expenses totaling $9,233 and (b) the outstanding amount of the promissory note due to the Sponsor totaling $4,628. Additionally, Holdco settled obligations of Innventure LLC including transaction-related items of $6,493 as part of the Closing. In total, Holdco paid $20,354 to settle these obligations using cash from the Learn CW trust account and financing secured through Series B Preferred Shares, which is discussed below.

Series B Preferred Shares

On the Closing Date Holdco issued 750,000 Series B Preferred Shares to Commonwealth Asset Management LP (together with its assignee, "CWAM LP"), an affiliate of the Sponsor, and 352,000 Series B Preferred Shares to certain purchasers (together with CWAM LP, the "Series B Investors"), for a total of 1,102,000 Series B Preferred Shares at a purchase price of $10.00 per share (the “Original Issue Price”) and a total amount of $11,020.

The Series B Preferred Shares will convert into Common Stock on the fifth anniversary of the issue date, or owners can choose to convert before this date. The number of shares of Common Stock that each holder of Series B Preferred Shares will receive upon conversion of all of such holder’s shares of Series B Preferred Shares will be the number of shares equal to the Conversion Rate (as defined below) multiplied by the number of shares of Series B Preferred Shares held by such holder (subject to a threshold amount). No fractional shares shall be issued upon the exercise of any conversion right. Any fractional shares that a holder would otherwise be entitled to will be rounded up to the next whole share. The conversion rate (“Conversion Rate”) will equal a fraction whose numerator is the Original Issue Price, which is $10.00 per share of Series B Preferred Shares and whose denominator is the lesser of (i) the Reset Conversion Price and (ii) $12.50, where the “Reset Conversion Price” means the greater of (a) $5.00 and (b) the 10-trading day volume-weighted average closing price of the Common Stock of Holdco.

With respect to payment of dividends, the Series B Preferred Shares shall rank senior in priority of payment to all junior stock ("Junior Stock") and parity stock ("Parity Stock") in any liquidation, dissolution, winding up or distribution of Holdco, and junior to any existing or future secured or unsecured indebtedness and other liabilities (including trade payables) of Holdco. With respect to (a) distribution of assets and (b) all other liquidation, winding

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)
up, dissolution, dividend and redemption rights, the Series B Preferred Shares shall rank pari passu in priority of payment to all Parity Stock and senior in priority of payment to all Junior Stock in any liquidation, dissolution, winding up or distribution of Holdco, and junior to any existing or future secured or unsecured indebtedness and other liabilities (including trade payables) of Holdco.

Per each whole share of Series B Preferred Shares, the holders of Series B Preferred Shares are entitled to cast the number of votes equal to (i) $10.00, divided by (ii) the Minimum Price (which shall have the meaning assigned in Nasdaq Listing Rule 5635(d)) of Common Stock as of the initial issue date of the Series B Preferred Shares and will vote with the holders of Common Stock as a single class an on an as-converted basis, except as provided by law or applicable to Nasdaq Listing Rules. Holders of Series B Preferred Shares can vote along with holders of Common Stock, but their voting power, on an as-converted basis cannot exceed 19.99% of the total outstanding voting power.

Dividends for Series B Preferred Shares will accrue annually at 8.0% of the liquidation preference, defined as, with respect to a holder, the Original Issue Price multiplied by the number of Series B Preferred Shares held by the holder. All dividends are prior to and in preference over any dividend on any Junior Stock or Parity Stock and shall be declared and fully paid before any dividends are declared and paid, or any other distributions are made, on any Junior Stock or Parity Stock. Dividends will be due and payable annually in arrears as payment in kind on each the last day of the last quarter in each fiscal year of Holdco. Holders are also eligible to receive dividends declared on Common Stock.

On October 2, 2024, all Innventure LLC unvested Employee Class C Equity Incentive Plan Units vested according to the accelerated vesting trigger in the board resolution dated October 26th, 2023. The triggering event was the Closing of a special purpose acquisition company transaction. The accelerated vesting results in 213,533 units vesting and an additional compensation expense of $234 recognized in October 2024 related to the acceleration.

Other events

The Company sold 331,006 of Accelsius Series A Units for aggregate proceeds of approximately $4,030. This amount will be reflected in non-controlling interests in the condensed consolidated statements of changes in unitholders' deficit in future periods.

The Company advanced funds in the amount of $925 to AeroFlexx.

Loan and Security Agreement

On October 22, 2024, the Company entered into a Loan and Security Agreement with WTI Fund X, Inc. and WTI Fund XI, Inc., (collectively, “WTI Lenders”), as supplemented by the Supplement (the “Supplement”) to the Loan and Security Agreement, dated October 22, 2024, by and among the Company and the WTI Lenders (the “Loan and Security Agreement” and, together with the Supplement and other related loan documents, the “Loan Documents”). The Loan and Security Agreement provides for a term loan facility in the aggregate principal amount of up to $50,000 (the "WTI Facility"), of which (i) up to $20,000 is made available after October 22, 2024 and through November 15, 2024 (the "First Tranche"); (ii) up to $15,000 is made available after November 1, 2024 and through November 30, 2024 (the "Second Tranche"); and (iii) up to $15,000 will be made available after December 31, 2024 and through January 31, 2025 (the "Third Tranche") (provided that up to $7,500 of the Third Tranche will be made available until March 31, 2025), in each case, subject to the satisfaction of certain conditions, including, without limitation, (x) with respect to the First Tranche, available cash (after giving effect to the loans to be made under the First Tranche) of $35 million and (y) with respect to each of the Second Tranche and the Third Tranche, satisfaction of certain financial conditions and the WTI Lenders’ satisfaction with the Company’s forward-looking plan at such time. In the event that no loans are made prior to March 31, 2025, the obligations in the Loan and Security Agreement and the Supplement that would otherwise remain in effect until payment in full shall terminate.

Borrowings under the First Tranche, the Second Tranche and the Third Tranche will accrue interest at a rate per annum equal to the greater of (i) the “prime rate” of interest, as published by The Wall Street Journal on the date that the WTI Lenders prepare the promissory notes for the borrowings under such tranche, plus 5.00% and (ii) 13.50% and will amortize, after an interest-only period of twelve months in the case of the First Tranche and six months in the case of each of the Second Tranche and the Third Tranche, in equal monthly installments over a period of thirty months.

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

The Company has not yet drawn down any funds from this term loan facility. Obligations under the Loan Documents are secured by a lien on substantially all of the assets of Innventure LLC and the Company.

In connection with the Loan and Security Agreement, Innventure, Inc. issued two warrants to purchase up to an aggregate total of 1,000,000 shares of Common Stock, to WTI Fund X, LLC and WTI Fund XI, LLC (each an affiliate of the WTI Lenders, collectively, the "WTI Holders"), respectively (the “WTI Warrants”). Each warrant is exercisable into one share of Common Stock at price of $0.01 per share (subject to certain limitations, adjustment and certain other rights to possible future financings, such as subsequent round stock (as defined in the Warrant Agreement), in accordance with terms of the WTI Warrants) through March 31, 2025. The WTI Warrants include customary registration rights and change-of-control adjustments and may be exchanged, at the WTI Holders' option, for a cash amount equal to $15 million (in the aggregate), subject to adjustment to the extent a WTI Warrant is partially exercised, in lieu of exercise upon a change of control, at any time from and after the four-year anniversary of October 22, 2024. In connection with any equity or convertible debt securities that Innventure, Inc may from time to time propose to offer or sell after the date of issuance of the WTI Warrants, the WTI Holders will also have the option to purchase up to $5 million (in the aggregate) or such amount as is necessary for each of WTI Holder to maintain its pro rata ownership in certain future financings conducted by Innventure, Inc, subject to customary exclusions.

Ducera

On January 31, 2024, the Company entered into an engagement letter with Ducera Partners, LLC and its affiliates including, where appropriate, Ducera Securities LLC (collectively ("Ducera") under which Ducera was retained to provide the Company with financial advisory and investment banking services. Pursuant to the engagement letter, Ducera is compensated for services rendered through a financing fee, which is calculated as a percentage of the debt and equity financing the Company raises. Per the terms of the engagement letter, the financing fee is equal to (i) 1.0% of secured debt raised payable in cash and 1.0% of secured debt raised payable in warrants; (ii) 2.0% of unsecured debt raised payable in cash and 2.0% of unsecured debt raised payable in warrants; and (iii) 4.0% of equity raised payable in cash and 4.0% of equity raised payable in warrants.

On October 2, 2024, as described above in this footnote, the Company issued the Series B Preferred Shares for a total amount of $11,020. In connection with this issuance of equity securities, a financing fee became payable to Ducera, with $441 payable in cash and $441 payable in warrants (each calculated as 4% of $11,020). The $441 payable in cash, plus an additional $8 of expenses, was paid in cash on October 2, 2024 as part of the Company's transaction-related items settled at Closing with the remainder of the obligation outstanding. The Company and Ducera are currently discussing the appropriate satisfaction of the outstanding obligation.

Grail

The Company previously entered into an agreement with Grail Partners, LLC ("Grail") on October 19, 2023, pursuant to which Grail was retained to provide the Company with financial advisory and merchant banking services in relation to the business combination transaction. Pursuant to this agreement, the Company agreed to pay a $50 monthly retainer fee upon execution of the agreement and at the time of closing of the business combination, a minimum success fee of 1.25% of the aggregate value of all consideration in connection with the business combination. The success fee on the Closing Date was calculated as approximately $5,717.

On October 18, 2024, the Company entered into an amendment to the agreement with Grail, pursuant to which, the Company agreed to promptly pay, for services previously rendered, a success fee of $600 in cash ("Cash Success Fee") and an additional success fee of $3,000 (the "Equity Success Fee") in preferred stock of Innventure, Inc. Under the amendment, the Company and Grail agreed that the Cash Success Fee and Equity Success Fee replace the success fee under the original agreement and will be paid in addition to the aggregate monthly retainer fee of $550 previously paid.

The Company also entered into a letter agreement with Grail on October 18, 2024, in which Grail will provide financial advisory services to the Company for a term of 15 months, commencing on November 1, 2024. During the term, the Company will pay Grail a monthly fee, in cash, of $100 payable monthly in arrears beginning on December 1, 2024. An amount of $625 of the aggregate $1,500 of fees that may otherwise accrue pursuant to the

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)
agreement are contingent upon the achievement of the Milestone Conditions set forth in the Business Combination Agreement, such that $250 is contingent the achievement of Milestone One, $250 is contingent on the achievement of Milestone Two, and $125 is contingent on the achievement of Milestone Three. If any Milestone Condition is not achieved by October 2, 2031, then the fee contingent upon the achievement of such milestone will not be payable by the Company.

Roth

The Company previously entered into a letter agreement with Roth Capital Partners, LLC ("Roth") in July 2024, pursuant to which Roth was engaged to provide capital markets advisory services for a duration of twelve months. The Company paid Roth an advisory fee of $500, payable at the time of Closing of the business combination transaction. Of the advisory fee, a minimum of $250 could be paid in cash and, at the option of Company (or Innventure Inc.), up to 50%, or $250, can be paid in cash or Common Stock, based upon a value of $10.00 per share (subject to adjustment if certain conditions were met and such conditions were not met on the applicable date). On October 2, 2024, the Company paid $250 in cash and on October 31, the Company issued to Roth 25,000 shares of Common Stock in settlement of $250 of the advisory fee (accordingly, at an effective price of $10.00 per share).

Unsecured Promissory Note Amendments

On October 1, 2024, the Company entered into amended and restated agreements to amend the terms of the unsecured promissory notes with two related parties, with principal amounts of $10,000 and $2,000, respectively, as described in Note 5. Borrowings.

Under the amended note with the first party, the maturity date was extended to the earlier of (i) January 31, 2025 and (ii) the first business day following the date on which the Company has sufficient capital to be able to repay all amounts outstanding under the note and otherwise meet its expected working capital needs as determined by the Company in its reasonable discretion. The loan fee of $1,000, required under the original agreement, on the note with the first party, became due on or around the amendment date but has not yet been paid and interest will now accrue at the rate of 15.99% per annum.

Under the amended note with the second party, the maturity date was extended to January 31, 2025, and the interest rate was increased from 11.5% to 13.5% per annum. Additionally, $1,000 of the principal amount became due on or around the amendment date but has not yet been paid.

As a result of the amendments, the two related parties no longer have an option to receive equity in form of shares of Series A preferred stock of Innventure, Inc, in lieu of receipt of cash repayment of all amounts due under the notes.

Standby Equity Purchase Agreement

Concurrently with the parties entering into the Business Combination Agreement, Holdco entered into the SEPA with Yorkville on October 24, 2023. Pursuant to the SEPA and subject to certain conditions and limitations, the Company has the option, but not the obligation, to sell to Yorkville, and Yorkville must subscribe for, an aggregate amount of up to $75,000 of Holdco’s Common Stock, at the Company’s request any time during the commitment period commencing on the Closing Date and continuing for a term of three years. Holdco agreed and paid, to YA Global II SPV, LLC, a subsidiary of Yorkville, (i) a structuring fee in the amount of $25 and (ii) a commitment fee of $375.

Each advance that Holdco issues in writing to Yorkville under the SEPA (each, an “Advance,” and notice of such request, and “Advance Notice”) may be in an amount of Common Stock up to the greater of (i) $10,000 or (ii) the aggregate daily trading volume of Common Stock for the five trading days prior to Holdco requesting an Advance. The purchase price for the shares of Common Stock set forth in the Advance is determined by multiplying the market price of Common Stock by either (a) 95% of the daily volume weighted average price (“VWAP”) during the applicable one-day pricing period or (b) 97% of the lowest daily VWAP during the applicable three consecutive trading day pricing period. The applicable pricing period depends on the type of Advance Notice selected by the Company under the SEPA. Additionally, the Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville.

Innventure LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit and per unit amounts) (Unaudited)

The SEPA will automatically terminate on the earlier to occur of (i) November 1, 2027 and (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA for Common Stock equal to the commitment amount of $75,000.

Holdco has not sold any shares to Yorkville pursuant to the SEPA.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF INNVENTURE
Unless the context otherwise requires, references in this section to "Innventure", "we", "us", "our" and "the Company" refer to the business and operations of Innventure LLC and its consolidated subsidiaries for all periods prior to the Closing, and to the business and operations of Innventure, Inc. and its consolidated subsidiaries for all periods after the Closing. Unless otherwise indicated, all dollar amounts ("$") are expressed in thousands.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 included in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q") and our audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 included in our definitive proxy statement/consent solicitation statement/prospectus, dated September 10, 2024 (the "Proxy Statement/Prospectus"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below in this section and those discussed in the sections titled "Risk Factors" and "Cautionary Statement Regarding Forward–Looking Statements" included elsewhere in this Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Innventure founds, funds, and operates companies with a focus on transformative, sustainable technology solutions acquired or licensed from MNCs. We are owner-operators who take what we believe to be breakthrough technologies from early evaluation to scaled commercialization utilizing an approach designed to help mitigate risk as we build disruptive companies that we believe have the potential to achieve a target enterprise value of at least $1 billion. When we say “disruptive,” we mean innovations that, in our opinion, have the ability to significantly change the way businesses, industries, markets, and/or consumers operate. We have launched three such companies since inception: PureCycle Technologies, Inc. (“PureCycle” or “PCT”) in late 2015 (technology sourced from P&G), AeroFlexx, LLC (“AeroFlexx” or “AFX”) in 2018 (technology sourced from P&G), and Accelsius Holdings LLC (“Accelsius” or “ACC”) in 2022 (technology sourced from Nokia). PureCycle became a publicly traded company in 2021 and Innventure no longer has an economic interest in PureCycle.

Innventure’s approach to identifying and commercializing disruptive technology opportunities has a multidecade history and is designed to help mitigate the risks associated with building start-up businesses by sourcing technology from MNCs. One important part of our approach is our existing and ongoing collaboration with MNCs. These relationships give us access to disruptive opportunities, a combination of thoroughly researched and well-protected technology solutions that potentially satisfy unmet market needs, along with market data and customer insights unavailable to most new ventures.

We use our systematic, repeatable DownSelect process to analyze each opportunity across a range of key success factors, including: (1) the disruptive potential, (2) the likelihood for accelerated early adoption driven by economic value creation, (3) the potential to materially address sustainability issues and drive economic value for business-to-business customers, (4) the ability to create sustainable competitive advantages, (5) the projected ability to generate rapid, sizable financial returns and (6) the potential to create target enterprise value of at least $1 billion. DownSelect uses the proprietary MNC market and customer data along with our own rigorous analytics to assess each opportunity and seeks opportunities for the MNC to help accelerate early market adoption by becoming early customers or offering channel access.

When an opportunity satisfies our DownSelect criteria, we seek to acquire or license the MNC technology solution and use the initial business plans developed during our DownSelect process as the basis to launch a new “Innventure Company” with funding from our balance sheet. From an investor perspective, this model is intended to bring founder shares of a company with a target enterprise value of at least $1 billion onto the Innventure balance sheet, which we believe can provide excellent potential returns to Innventure shareholders as described in more detail in this section.

Historically, and prior to the business combination, the Innventure model has targeted exits for our new companies at 5-7 years after inception through a sale, initial public offering or merger, including a merger with a special purpose acquisition company. We now believe this approach can result in exiting companies prior to their maximum shareholder value.

As we continue to advance the Innventure model, we are moving to an approach designed to allow us to build and hold companies, generating positive cash flows of one or more majority-owned Operating Companies and potentially maximizing value for investors and other stakeholders. As part of the new “Disruptive Conglomerate Model,” Innventure intends to retain majority (or sole) ownership. We believe that holding companies allows those companies to mature further and gives us the opportunity to derive greater value from those companies over the long term. While a sale or other disposition of one or more of our companies could occur in the future, exit transactions are not expected to be a factor in the business plans for AeroFlexx, Accelsius and Innventure’s future subsidiary companies that Innventure founds, funds, and operates going forward (the “Operating Companies”). We are currently deploying this advanced approach with Accelsius, and we will continue to deploy it following the business combination.

The Business Combination

On October 24, 2023, Learn CW Investment Corporation, ("Learn CW") and Innventure LLC entered into a Business Combination Agreement with Learn SPAC HoldCo, Inc., ("Holdco"), LCW Merger Sub, Inc., a direct, wholly-owned subsidiary of Holdco ("LCW Merger Sub") and Innventure Merger Sub, LLC, a direct, wholly-owned subsidiary of Holdco ("Innventure Merger Sub" and, together with LCW Merger Sub, the "Merger Subs"). On September 30, 2024, the stockholders of Learn CW approved the business combination, and the business combination closed on October 2, 2024 (the "Closing Date"). The business combination was preliminarily accounted for as a reverse recapitalization and Innventure LLC has been determined to be the accounting acquirer and the Predecessor under the preliminary analysis. The information provided in this Form 10-Q only reflects the financial condition and results of operations of the Predecessor.

Pursuant to the Business Combination Agreement, among other things, (i) LCW Merger Sub merged with and into Learn CW (the "LCW Merger"), with Learn CW as the surviving company of the LCW Merger and (ii) Innventure Merger Sub merged with and into Innventure (the “Innventure Merger” and together with the LCW Merger, the "Mergers"), with Innventure LLC as the surviving entity of the Innventure Merger. Following the Mergers, each of Learn CW and Innventure LLC became a subsidiary of Holdco, and Holdco became a publicly traded company. Holdco changed its name to Innventure, Inc. in connection with the business combination.

Summary

Segments

Based on the allocation of resources and assessment of financial performance by our Chief Executive Officer (who has been determined to be our Chief Operating Decision Maker), we have two reportable segments: (i) Corporate ("Corporate") and (ii) Technology ("Technology").

Highlights

The three and nine months ended September 30, 2024 includes the following highlights:

•Innventure's Technology segment began generating revenue related to its cooling systems for data centers.
•Total operational expenses of approximately $3,637 and $10,483, respectively, relate to public readiness activities connected with the business combination for the three and nine months ended September 30,

2024. Increased headcount within both the Corporate and Technology segments accounted for approximately $1,793 and $7,000 for the three and nine months ended September 30, 2024, respectively.
•Cash inflows from equity raises were approximately $26,981 compared to net cash outflows related to operating, investing and remaining financing activity of $13,259 for the nine months ended September 30, 2024.
•Innventure filed several amendments to its registration statement on Form S-4 with the U.S. Securities and Exchange Commission (the “SEC”) during the three months ended September 30, 2024 as it progressed toward completion of the business combination and shareholders of Learn CW voted to approve the business combination on September 30, 2024, after receiving effectiveness notice from the SEC. As noted above, the business combination was subsequently completed on October 2, 2024.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023 (in thousands, except as otherwise noted) (Unaudited)

The following table provides our consolidated operating results for the periods indicated and percentage of revenue for each line item.

	Nine Months Ended September 30,
	2024		2023		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Total Revenue	764	100.0%	893	100.0%	(129)	(14.4)%

Operating Expenses
Cost of sales	777	101.7%	—	—%	777	100.0%
General and administrative	25,323	3,314.5%	9,878	1,106.2%	15,445	156.4%
Sales and marketing	4,178	546.9%	1,901	212.9%	2,277	119.8%
Research and development	5,978	782.5%	2,822	316.0%	3,156	111.8%
Total Operating Expenses	36,256	4,745.5%	14,601	1,635.1%	21,655	148.3%
Loss from Operations	(35,492)	(4,645.5)%	(13,708)	(1,535.1)%	(21,784)	158.9%

Total Non-operating (Expense) Income	9,011	1,179.5%	(4,243)	(475.1)%	13,254	(312.4)%
Income tax expense	—	—%	—	—%	—	nm*
Net Loss	(26,481)	(3,466.1)%	(17,951)	(2,010.2)%	(8,530)	47.5%
Less: Loss attributable to non-controlling interest	(11,762)	(1,539.5)%	(101)	(11.3)%	(11,661)	11,545.5%
Net Loss Attributable to Innventure LLC Unitholders	$(14,719)	(1,926.6)%	$(17,850)	(1,998.9)%	$3,131	(17.5)%

Other comprehensive income (loss), net of taxes:
Unrealized loss on AFS debt securities - related party	(2,373)	(310.6)%	—	—%	(2,373)	100.0%
Total comprehensive loss, net of taxes	(28,854)	(3,776.7)%	(17,951)	(2,010.2)%	(10,903)	60.7%
Less: Comprehensive loss attributable to non-controlling interest	(11,762)	(1,539.5)%	(101)	(11.3)%	(11,661)	11,545.5%
Net Comprehensive Loss Attributable to Innventure LLC Unitholders	(17,092)	(2,237.2)%	(17,850)	(1,998.9)%	758	(4.2)%

*not meaningful

Revenue
Revenue was $764 for the nine months ended September 30, 2024, as compared to $893 for the nine months ended September 30, 2023, a decrease of $129, or 14.4%. The decrease was primarily due to $225 of non-recurring consulting revenue generated to certain third parties for the nine months ended September 30, 2023. The decrease was partially offset by new product sales within the Technology segment during the nine months ended September 30, 2024.

Cost of Sales
Cost of sales was $777 for the nine months ended September 30, 2024 as compared to $— for the nine months ended September 30, 2023, an increase of $777, or 100.0%. This increase is due to the fact that the Technology segment was pre-revenue in 2023 and started generating revenue from product sales during the nine months ended September 30, 2024. Cost of sales relate to those costs incurred to generate the new product sale revenue.

General and Administrative
General and administrative expense was $25,323 for the nine months ended September 30, 2024 as compared to $9,878 for the nine months ended September 30, 2023, an increase of $15,445, or 156.4%. This increase in expenditure was primarily attributed to an increase in professional services, legal fees, and consulting fees related to the business combination. The remaining increase in expenditure was due to increased employee costs as a result of increased headcount.

Sales and Marketing
Sales and marketing expense was $4,178 for the nine months ended September 30, 2024 as compared to $1,901 for the nine months ended September 30, 2023, an increase of $2,277, or 119.8%. This was primarily due to increased compensation costs for both the Technology and Corporate segments (as a result of increased headcount), increases in public relations expenses, website expenses and marketing efforts and events. The Technology segment's commission expenses related to product revenue also contributed to the increase, as the segment’s first sales occurred in 2024.

Research and Development

Research and Development ("R&D") expense was $5,978 for the nine months ended September 30, 2024 as compared to $2,822 for the nine months ended September 30, 2023, an increase of $3,156 or 111.8%. This was primarily due to an increase in employee-related costs in the Technology segment and an increase in new product development costs also in the Technology segment.

Total Non-operating (Expense) Income
Total non-operating income was $9,011 for the nine months ended September 30, 2024 as compared to total non-operating expense of $4,243 for the nine months ended September 30, 2023, a net change of $13,254, or 312.4%. This was primarily due to an increase in the value of exchange traded investments in the current period as opposed to a decrease in the prior period. Additionally, equity method investment income was recognized due to Innventure's allocation of larger unrealized gains on the Innventus ESG Fund I, L.P. (the “ESG Fund”), offset by Innventure's portion of allocated loss on the AeroFlexx investment. These increases in income were partially offset by higher interest expense in the current period due to the debt financing as well as the loss on the conversion of promissory notes that was recognized in the first quarter of 2024.

Loss Attributable to Non-controlling Interest

Loss attributable to non-controlling interest was $11,762 for the nine months ended September 30, 2024, as compared to $101 for the nine months ended September 30, 2023, an increase of $11,661, or 11,545.5%. This was due to the increase in Technology segment loss subject to allocable percentage during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, as well as an increase in total number of non-controlling interest unitholders.

Other Comprehensive Income/Loss

Other comprehensive loss was $2,373 for the nine months ended September 30, 2024, as compared to $— for the nine months ended September 30, 2023, an increase of $2,373, or 100.0%. This was due to the change in fair value of the new investment in debt securities of a related party which are classified as available-for-sale.

Results of Operations for the Three Months Ended September 30, 2024 and 2023 (in thousands, except as otherwise noted) (Unaudited)

The following table provides our consolidated operating results for the periods indicated and percentage of revenue for each line item.

	Three Months Ended September 30,
	2024		2023		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Total Revenue	317	100.0%	274	100.0%	43	15.7%

Operating Expenses
Cost of sales	777	245.1%	—	—%	777	100.0%
General and administrative	9,052	2,855.5%	4,054	1,479.6%	4,998	123.3%
Sales and marketing	1,629	513.9%	696	254.0%	933	134.1%
Research and development	2,533	799.1%	1,240	452.6%	1,293	104.3%
Total Operating Expenses	13,991	4,413.6%	5,990	2,186.1%	8,001	133.6%

Loss from Operations	(13,674)	(4,313.6)%	(5,716)	(2,086.1)%	(7,958)	139.2%

Total Non-operating (Expense) Income	6,033	1,903.2%	(13,200)	(4,817.5)%	19,233	(145.7)%
Income tax expense	—	—%	—	—%	—	nm*
Net Loss	(7,641)	(2,410.4)%	(18,916)	(6,903.6)%	11,275	(59.6)%
Less: Loss attributable to non-controlling interest	(5,430)	(1,712.9)%	(45)	(16.4)%	(5,385)	11,966.7%
Net Loss Attributable to Innventure LLC Unitholders	(2,211)	(697.5)%	(18,871)	(6,887.2)%	16,660	(88.3)%

Other comprehensive income (loss), net of taxes:
Unrealized loss on AFS debt securities - related party	(2,373)	(748.6)%	—	—%	(2,373)	100.0%
Total comprehensive loss, net of taxes	(10,014)	(3,159.0)%	(18,916)	(6,903.6)%	8,902	(47.1)%
Less: Comprehensive loss attributable to non-controlling interest	(5,430)	(1,712.9)%	(45)	(16.4)%	(5,385)	11,966.7%
Net Comprehensive Loss Attributable to Innventure LLC Unitholders	(4,584)	(1,446.1)%	(18,871)	(6,887.2)%	14,287	(75.7)%

*not meaningful

Revenue
Revenue was $317 for the three months ended September 30, 2024, as compared to $274 for the three months ended September 30, 2023, an increase of $43 or 15.7%. The increase was primarily due to new product sales within the Technology segment. This was partially offset by non-recurring consulting revenue generated to certain third parties for the three months ended September 30, 2023.

Cost of Sales
Cost of sales expense was $777 for the three months ended September 30, 2024 as compared to $— for the three months ended September 30, 2023, an increase of $777, or 100.0%. This increase is due to the fact that Accelsius was pre-revenue in 2023 and started generating revenue during the three months ended September 30, 2024. Cost of sales relate to those costs incurred to generate the new product sale revenue.

General and Administrative
General and administrative expense was $9,052 for the three months ended September 30, 2024 as compared to $4,054 for the three months ended September 30, 2023, a increase of $4,998, or 123.3%. This increase in expenditures was primarily attributed to an increase in professional services, legal fees, and consulting fees related to the business combination. The remaining increase in expenditures was due to increased employee costs as a result of increased headcount.

Sales and Marketing
Sales and marketing expense was $1,629 for the three months ended September 30, 2024 as compared to $696 for the three months ended September 30, 2023, an increase of $933, or 134.1%. This was primarily due to increased compensation costs for both the Technology and Corporate segments as a result of increased headcount and increases in public relations expenses, website expenses and marketing efforts and events. The Technology segment's commissions expenses related to product revenue also contributed to the increase, as the segment's first sales occurred in 2024.

Research and Development

R&D expense was $2,533 for the three months ended September 30, 2024 as compared to $1,240 for the three months ended September 30, 2023, an increase of $1,293 or 104.3%. This was primarily due to increased employee costs in the Technology segment and an increase in new product development costs in the Corporate segment.

Total Non-operating (Expense) Income
Total non-operating income was $6,033 for the three months ended September 30, 2024 as compared to the total non-operating expense of $13,200 for the three months ended September 30, 2023, a change of $19,233, or 145.7%. This was primarily due to an increase in the value of exchange traded investments in the current period as opposed to a decrease in the prior period. Additionally, equity method investment income was recognized due to Innventure's allocation of larger unrealized gains on the ESG Fund, offset by Innventure's portion of allocated loss on the AeroFlexx investment. Further, there was no loss realized in association with embedded derivative liabilities in the current period in comparison to a loss recognized in the prior period. These increases in income were partially offset by higher interest expenses in the current period due to additional debt financing.

Loss Attributable to Non-controlling Interest

Loss attributable to non-controlling interest was $5,430 for the three months ended September 30, 2024, as compared to $45 for the three months ended September 30, 2023, an increase of $5,385, or 11,966.7%. This was due to the increase in Technology segment loss subject to allocable percentage during the nine months ending September 30, 2024 as compared to the nine months ending September 30, 2023 , as well as an increase in total non-controlling interest unitholders.

Other Comprehensive Income/Loss

Other comprehensive loss was $2,373 for the three months ended September 30, 2024, as compared to $— for the three months ended September 30, 2023, a increase of $2,373, or 100.0%. This was due to the change in fair value of the new investment in debt securities of a related party which are classified as available-for-sale.

Liquidity and Capital Resources (in thousands, except as otherwise noted)

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, and prior to the business combination, we have financed our operations primarily through cash flows from investing and various financing activities.

The following is a summary of the components of our current liquidity:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$16,297	$2,475
Restricted cash	—	100
Working capital	(20,386)	(2,504)
Accumulated deficit	$(90,952)	$(64,284)

Our future liquidity requirements will depend on many factors, including funding required by our Operating Companies, funding needed to support other business opportunities and expenditures, and funding for working capital and general corporate purposes. Based on current projections, we believe we will require approximately $25 million to meet our liquidity requirements for the 12 months after the completion of the business combination.

We expect to satisfy our liquidity requirements through cash on hand available after the share redemptions pursuant to the business combination, cash generated from our Operating Companies, the Standby Equity Purchase Agreement (the “SEPA”), dated October 24, 2023, entered into with Yorkville (maximum amount of $75,000, subject to various conditions), the WTI Facility (as defined below) (maximum amount of $50,000, subject to the satisfaction of certain conditions and achievement of certain commercial milestones by certain dates) as well as proceeds from additional financings completed by us or our Operating Companies. During the nine months ended September 30, 2024, the Corporate and Technology segments each raised approximately $13,932 and $14,468 of additional financing, in comparison to each respective segment raising approximately $8,771 and $100 during the nine months ended September 30, 2023. During the three months ended September 30, 2024, the Corporate and Technology segments each raised approximately $3,384 and $3,175 of additional financing, in comparison to each respective segment raising approximately $5,382 and $100 during the three months ended September 30, 2023.

Bridge Financing

On August 20, 2024, pursuant to an unsecured promissory note (the “Glockner Bridge Note”), Innventure borrowed $10,000 from Glockner Family Venture Fund (the “Glockner Lender”), a Florida limited partnership affiliated with Glockner Enterprises, as bridge financing until the Closing of the transactions related to the business combination. The outstanding principal amount and loan fee are due upon the later of October 15, 2024 and the first business day following Closing. The Glockner Bridge Note carries a loan fee of $1,000 and does not bear interest except during an event of default. Pursuant to the Glockner Bridge Note, advances under the note shall be made in multiple installments as follows: (i) $3,000 on August 20, 2024 (and was received on August 20, 2024), (ii) $3,000 on August 27, 2024 (and was received on August 27, 2024) and (iii) $4,000 on September 3, 2024 (and was received on September 3, 2024). Amounts that are borrowed and repaid may not be re-borrowed. On August 22, 2024, pursuant to an unsecured promissory note (the “Scott Bridge Note”), Innventure borrowed $2,000 from Dr. John Scott, Innventure's Chief Strategy Officer. Interest will accrue on the Scott Bridge Note at a rate of eleven and half percent (11.5%) per annum plus, in the case of an event of default, an additional two percent (2%) per annum, amounts will be advanced under the Scott Bridge Note upon written request and, otherwise, the Scott Bridge Note has terms identical to the Glockner Bridge Note. Any amounts due under the Glockner Bridge Note and the Scott Bridge Note may each be repaid in lieu of cash, at the option of the Glockner Lender and Dr. Scott, respectively, in shares of preferred stock.

On October 1, 2024, the Company and the Glockner Family Venture Fund amended and restated the Glockner Bridge Note (as amended, the “A&R Glockner Bridge Note”). The A&R Glockner Bridge Note was issued in the principal amount of $10.0 million and such borrowings are due upon the earlier of January 31, 2025 and the first business day following the date on which the Company has sufficient capital to be able to repay all amounts outstanding under such note and otherwise meet its expected working capital needs, as determined by the Company in its reasonable discretion. From and after the issuance date of the A&R Glockner Bridge Note, such note will bear interest at 15.99% per annum, payable in arrears on the first business day of each calendar month, beginning on November 1, 2024. In the event of a failure to pay any amount due under the A&R Glockner Bridge Note, such failure will not constitute an event of default unless certain other conditions are met. The Company also agreed to pay the Glockner Family Venture Fund $1.0 million as a loan fee, which has not yet been repaid. As of the date hereof, no amounts have been repaid under the A&R Glockner Bridge Note. As described above, Mr. Donnally serves as the managing member of the Glockner Family Venture Fund’s general partner, Bellringer Consulting Group LLC.

On October 1, 2024, the Company and Dr. John Scott agreed to amend and restate the Scott Bridge Note (as amended, the “A&R Scott Bridge Note”). The A&R Scott Bridge Note was reissued in the principal amount of $1.0 million and such borrowings are due at maturity on January 31, 2025. From August 22, 2024 to but excluding October 1, 2024, interest on the A&R Scott Bridge Note accrued at a rate of 11.5% per annum, and from and after October 1, 2024, interest on the A&R Scott Bridge Note accrued at a rate of 13.5% per annum. In the event of a failure to pay any amount due under the A&R Scott Bridge Note, such failure will not constitute an event of default unless certain other conditions are met. The Company also agreed to pay Dr. John Scott, the Company’s Chief Strategy Officer, $1.0 million under the Scott Bridge Note, which has not yet been repaid. As of the date hereof, no amounts have been repaid under the A&R Scott Bridge Note.

WTI Loan and Security Agreement

On October 22, 2024 (the “WTI Closing Date”), Innventure LLC entered into a Loan and Security Agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively, the “WTI Lenders”), as supplemented by the Supplement (the “Supplement”) to the Loan and Security Agreement, dated October 22, 2024, by and among Innventure LLC and the WTI Lenders (the “Loan and Security Agreement”). Further, Innventure LLC, the Company and the WTI Lenders entered into a joinder agreement, pursuant to which the Company became a co-borrower under the Loan and Security Agreement and related loan documents (collectively, the “Loan Documents”).

The Loan and Security Agreement provides for a term loan facility in an aggregate principal amount of up to $50 million (the “WTI Facility”), of which (i) up to $20 million will be made available after the WTI Closing Date and through November 15, 2024 (the “First Tranche”); (ii) up to $15 million will be made available after November 1, 2024 and through November 30, 2024 (the “Second Tranche”); and (iii) up to $15 million will be made available after December 31, 2024 and through January 31, 2025 (the “Third Tranche”) (provided that up to $7.5 million of the Third Tranche will be made available until March 31, 2025), in each case, subject to the satisfaction of certain conditions, including, without limitation, (x) with respect to the First Tranche, available cash (after giving effect to the loans to be made under the First Tranche) of $35 million and (y) with respect to each of the Second Tranche and the Third Tranche, satisfaction of certain financial conditions and the WTI Lenders’ satisfaction with the Company’s forward-looking plan at such time. In the event that no loans are made prior to March 31, 2025, the obligations in the Loan and Security Agreement and the Supplement that would otherwise remain in effect until payment in full shall terminate.

Borrowings under the First Tranche, the Second Tranche and the Third Tranche will accrue interest at a rate per annum equal to the greater of (i) the “prime rate” of interest, as published by The Wall Street Journal on the date that the WTI Lenders prepare the promissory notes for the borrowings under such tranche, plus 5.00% and (ii) 13.50% and will amortize, after an interest only period of 12 months in the case of the First Tranche and 6 months in the case of each of the Second Tranche and the Third Tranche, in equal monthly installments over a period of thirty months.

Obligations under the Loan Documents are secured by a lien on substantially all of the assets of Innventure LLC and the Company.

The Loan Documents contain various representations, warranties, covenants and events of default, including, without limitation, certain restrictions on the ability of Innventure LLC, the Company and their subsidiaries to incur indebtedness, grant liens, transfer assets, make investments, make dividends and other distributions and make certain payments of other indebtedness.

In connection with the Loan and Security Agreement, Innventure issued two warrants to purchase up to an aggregate total of 1,000,000 shares of the Company's common stock, par value $0.0001 (“Common Stock”) to WTI Fund X, LLC and WTI Fund XI, LLC (each an affiliate of the WTI Lenders), respectively (the “WTI Warrants”). Each warrant is exercisable into one share of Common Stock at price of $0.01 per share (subject to certain limitations, adjustment and certain other rights to possible future financings in accordance with terms of the WTI Warrants) through March 31, 2025. The WTI Warrants include customary registration rights and change-of-control adjustments and may be exchanged, at each of WTI Fund X, LLC’s and WTI Fund XI, LLC’s option, for a cash amount equal to $15 million (in the aggregate), subject to adjustment to the extent a WTI Warrant is partially exercised, in lieu of exercise upon a change of control, at any time from and after the four-year anniversary of the Closing. Each of WTI Fund X, LLC and WTI Fund XI, LLC will also have the option to purchase up to $5 million (in the aggregate) or such amount as is necessary for each of WTI Fund X, LLC and WTI Fund XI, LLC to maintain its pro rata ownership in certain future financings conducted by the Company, subject to customary exclusions.

Cash Flows

Cash flows associated with operating, investing, and financing activities for the nine months ended September 30, 2024 and September 30, 2023 are summarized as follows:

	Nine months ended September 30,		Change
($ in thousands)	2024	2023	Amount	%
Net Cash Used in Operating Activities	$(18,647)	$(12,136)	$(6,511)	53.7%
Net Cash Used in Investing Activities	(5,822)	(1,595)	(4,227)	265.0%
Net Cash Provided by Financing Activities	38,191	10,325	27,866	269.9%
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$13,722	$(3,406)	$17,128	(502.9)%

Net Cash Used in Operating Activities
Cash used in operating activities were $18,647 for the nine months ended September 30, 2024 as compared to $12,136 for the nine months ended September 30, 2023, an increase of $6,511, or 53.7%. The increase in cash used in operating activities is primarily related to change in net loss related to changes in the fair value of our investments and other financial instruments, additional costs incurred in connection with the Business Combination, increased employee compensation costs associated with increased headcount, and increased expenditures on inventory as the Technology segment began preparing for product sales. This increase was partially offset by advance receipt of funds for equity issuances expected to occur after the Business Combination.

Net Cash (Used in) Provided by Investing Activities

Cash used in investing activities were $5,822 for the nine months ended September 30, 2024 as compared to cash used in investing activities of $1,595 for the nine months ended September 30, 2023, an increase of $4,227 or 265.0%. The increase is primarily related to investment in available for sale debt securities and increased acquisitions of property, plant and equipment and partially offset by increased proceeds received related to PCT stock sale.

Net Cash Provided by Financing Activities
Cash provided by financing activities were $38,191 for the nine months ended September 30, 2024 as compared to $10,325 for the nine months ended September 30, 2023, an increase of $27,866 or 269.9%. The increase was primarily related to proceeds from the issuance of securities, issuance of units to non-controlling interest and related party notes payable. This increase was partially offset by increased repayment of debt.

Indebtedness

Refer to Note 5 "Borrowings" to our condensed consolidated financial statements for the three and nine months ended September 30, 2024 included in Item 1 of this Form 10-Q for a discussion of our indebtedness.

In combination with the capital raises and in order to finance continued operations and transaction costs, Innventure converted $396 of Series 1 promissory notes into Class B Preferred Units as detailed in the condensed consolidated financial statements for the nine months ended September 30, 2024. Furthermore, Innventure extended eligible Series 1 promissory notes with an aggregate outstanding principal of $543 for an additional 12-month period with an average increase to the related interest rate of 3%. The 8% convertible promissory notes were converted to equity of the Technology segment in the amount of $6,755, thereby reducing indebtedness accordingly.

Contractual Obligations
The following table presents a summary of our contractual obligations, including payments due by period, as of September 30, 2024:

($ in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Operating lease	83	299	351	94	—	—	827
Debt obligations	12,364	2,543	—	—	—	—	14,907
Total	12,447	2,842	351	94	—	—	15,734

Going Concern

We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our growth plans and related operations. We believe the successful transition to attaining profitable operations is dependent upon achieving a level of revenues from our Operating Companies adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the consolidated financial statements included in Item 1 of this Form 10-Q. If we are unable to realize our assets, obtain adequate capital from the SEPA, the WTI Facility or otherwise generate sufficient revenues to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through:

•other available sources of financing from banks and other financial institutions;
•capital raising transactions; or
•financial support from our related parties and shareholders.
We can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to us, if at all. If one or all of these events does not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfalls (or both), there would likely be a material adverse effect on our business and financial condition that would materially adversely affect our ability to continue as a going concern. See "Item 1A. Risk Factors – Risk’s Related to Innventure’s Business – There is uncertainty regarding Innventure's ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern." in this Form 10-Q.

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Use of Estimates

Refer to Note 2. Accounting Policies to our consolidated financial statements for the year ended December 31, 2023 included in the Proxy Statement/Prospectus for a discussion of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of September 30, 2024, because of the material weaknesses in our internal control over financial reporting.

The Company's management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The material weaknesses identified were as follows:

•Innventure's system of internal controls over financial reporting failed to prevent or detect material adjustments necessary to appropriately present certain complex and significant unusual transactions in accordance with GAAP due primarily to insufficient staffing of personnel possessing the appropriate accounting and financial reporting knowledge and experience to review and monitor third-party consultants;
•Innventure's system of internal controls over financial reporting did not include necessary information technology general controls including related to (i) periodic user access reviews, (ii) user provisioning and de-provisioning, (iii) restriction of privileged access, (iv) authentication settings;
•Innventure did not maintain effectively designed and implemented controls over the costing and existence of inventory as of September 30, 2024, including controls over the calculation of such inventory on the weighted average basis;
•Innventure did not have sufficient controls related to review of accounting treatment related to equity of publicly traded securities that it holds. As a result, there were several material audit adjustments related to these areas including adjustment of unrealized gains/losses on shares of PCT to fair value; and
•in 2022, Innventure's system of internal controls over financial reporting did not include adequate segregation of duties or review of periodic account reconciliations and financial reporting prepared by accounting personnel, leading to material misstatements in the financial statements relating to the value of the liability of PCT shares owed to others and the change in the liability of shares owed to others.

We have developed a remediation plan for the material weaknesses that have been identified, including enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over: (a) the initial and subsequent accounting for complex and significant unusual transactions, (b) general IT controls, (c) segregation of duties and (d) review of accounting treatment related to equity of publicly traded securities. We are currently implementing this plan. When fully implemented and operating effectively, such enhancements are expected to remediate the material weaknesses described above. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control Over Financial Reporting
Management is in the process of establishing and is refining its internal procedures and controls to address the material weaknesses previously disclosed.

Other than as described above, during the most recent fiscal quarter, there have been no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or of which any of its property is subject and no material proceedings to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, is an adverse party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, together with all of the other information included in this Form 10-Q. The market price of the Company’s Common Stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this Form 10-Q, including the unaudited condensed consolidated interim financial statements and notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Innventure’s Business

Innventure’s principal revenues are expected to be earned in the future through its subsidiaries and through the Innventure Companies, and Innventure may depend on its subsidiaries for cash.

Innventure’s principal operation is to partner with MNCs to acquire new intellectual property through newly-created entities where Innventure supports the initial funding and management of the company. Innventure also conducts operations through its subsidiaries, including the investment management services provided to the ESG Fund. Innventure’s ability to generate cash to meet its obligations or to pay dividends will be highly dependent on the earnings of, and receipt of funds from, these investment management services and its equity ownership interests in the Innventure Companies. The ability of the Innventure Companies or any subsidiary to generate sufficient revenue from future operations to allow Innventure and them to make scheduled payments on their obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which will be outside of Innventure’s control. Innventure cannot assure you that the cash flow and future earnings of the Innventure Companies will be adequate for the Innventure Companies to service any corporate obligations or operating needs. If the Innventure Companies do not generate sufficient cash flow from future operations to satisfy corporate obligations and operating needs, Innventure may have to: undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Innventure cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of Innventure’s various debt instruments then in effect. Innventure’s inability to generate sufficient cash flow from the Innventure Companies to satisfy its obligations, or to refinance its obligations on commercially reasonable terms, would have an adverse effect on its business, financial condition and results of operations. Furthermore, Innventure and the Innventure Companies may incur substantial additional indebtedness in the future that may severely restrict or prohibit the Innventure Companies and other subsidiaries from making distributions, paying dividends or making loans to Innventure.

Innventure may not be successful in finding future opportunities to license or acquire breakthrough technology solutions from MNCs.

Innventure relies on its ability to identify and acquire breakthrough technology solutions from MNCs to create and operate new entities that generate future revenues. If Innventure is unable to reach agreements with MNCs on acceptable terms for license or acquisition of intellectual property related to certain technology solutions, Innventure may have to curtail the founding and operating of new subsidiary companies that Innventure founds, funds and operates going forward (such companies, together with AFX and ACC, “Operating Companies”). If Innventure fails to identify and acquire further technology solutions to form the basis of new Operating Companies and does not have sufficient funds or expertise to undertake the necessary development and commercialization activities required to make those companies and the acquired technology solutions commercially viable, Innventure’s business, financial condition, results of operations and prospects may be materially and adversely affected.

The Innventure Companies are currently early commercial stage companies that may never achieve or sustain profitability.

Innventure is in the process of commercializing the technology solutions around which the Innventure Companies are built. The Innventure Companies rely principally on the commercialization of these technology solutions to generate future revenue growth. These product offerings and partnering revenues are in their very early stages. The Innventure Companies are early commercial stage companies that evaluate various strategies to achieve their financial goals and commercialization objectives on an ongoing basis. If demand for products and services offered by the Innventure Companies does not increase as quickly as planned, Innventure and the Innventure Companies may be unable to generate material revenue or increase revenue levels as expected.

Innventure and the Innventure Companies are not currently profitable. Even if the Innventure Companies succeed in increasing adoption of their products and services by target markets, maintaining and creating relationships with existing and new suppliers and customers, market conditions, particularly related to supply and customer acquisition costs, may result in the Innventure Companies not generating sufficient revenue to achieve or sustain profitability. Should the Innventure Companies fail to generate sufficient revenue to meet their operational needs or achieve profitability, Innventure may be required to make additional investments in them that could adversely impact its own operations and growth plans.

If Innventure or the Innventure Companies are not able to satisfy the requirements imposed by MNC partners or have disagreements with those MNC partners, their relationships with these partners could deteriorate, which could have a material adverse effect on the business of Innventure and the Innventure Companies.

Under the terms of Innventure and the Innventure Companies’ agreements with The Procter & Gamble Company (“P&G”) and the Nokia Corporation (“Nokia”), and any agreements they may enter with future MNC partners, they may be required to obtain or provide certain permits, licenses or other authorizations, provide certain fiscal indemnification to their MNC partners and meet various other terms and conditions. If Innventure and the Innventure Companies fail to comply with the terms and conditions of the applicable MNC agreement, they may incur liabilities to their MNC partners under the applicable MNC agreement. In that situation, the damages Innventure and the Innventure Companies would be subject to would be quantified either by the applicable courts or by third-party valuation firms. If one or more of these MNC agreements is terminated, Innventure’s ability to license other technologies from existing or future MNC partners could be impeded and the underlying value of Innventure’s business could decline significantly.

Innventure may not be able to obtain additional financing to fund the operations and growth of the business.

Innventure and the Innventure Companies expect to require additional financing to fund their operations or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of Innventure and the Innventure Companies. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect their business. In addition, Innventure may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to Innventure on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for Innventure and the Innventure Companies to operate their businesses or implement their growth plans.

The WTI Facility may impair Innventure LLC’s, the Company’s and the Operating Companies’ financial and operating flexibility.

The WTI Facility provides for a term loan facility in an aggregate principal amount of up to $50 million, of which (i) the First Tranche will be made available after October 22, 2024 and through November 15, 2024; (ii) the Second Tranche will be made available after November 1, 2024 and through November 30, 2024; and (iii) the Third Tranche will be made available after December 31, 2024 and through January 31, 2025 (provided that up to $7.5 million of the Third Tranche will be made available until March 31, 2025).

The receipt of any funds under the WTI Facility is subject to the satisfaction of certain conditions by certain deadlines, including, without limitation, (x) with respect to the First Tranche, available cash (after giving effect to the loans to be made under the First Tranche) of $35 million and (y) with respect to each of the Second Tranche and the Third Tranche, satisfaction of certain financial conditions and the WTI Lenders’ satisfaction with the Company’s forward-looking plan at such time.

If Innventure is unable to satisfy the conditions, certain of which are outside of its control, set forth in the Loan Documents with respect to a particular tranche, Innventure will not receive the funds otherwise available under that tranche and, if Innventure is unable to satisfy the conditions, certain of which are outside of its control, set forth in any of the tranches, Innventure will receive no funds from the WTI Facility.

Furthermore, the Loan Documents impose various representations, warranties, covenants and events of default on Innventure LLC, the Company and the Operating Companies, including, without limitation, on their ability to incur indebtedness, grant liens, transfer assets, make investments, make dividends and other distributions and make certain payments of other indebtedness. These restrictions will be imposed upon Innventure LLC, the Company and the Operating Companies until March 31, 2025, even if no WTI Facility loans are made by that date. Obligations under the Loan Documents are secured by a lien on substantially all of the assets of Innventure LLC and the Company. These restrictions could limit Innventure LLC’s, the Company’s and the Operating Companies’ financial and operational flexibility and may require Innventure LLC, the Company and the Operating Companies to seek consents from the WTI Lenders prior to taking certain actions. Such consents may not be provided by WTI on a timely basis, or at all.

There can be no assurance that the WTI Facility will be available to Innventure when requested, or at all. The restrictions imposed by the WTI Facility on Innventure LLC, the Company and the Operating Companies may make it more difficult for them to operate their businesses or implement their growth plans going forward. Furthermore, these restrictions will be imposed upon Innventure LLC, the Company and the Operating Companies until March 31, 2025, even if no funds are provided to Innventure pursuant to the WTI Facility. Even if deemed necessary, we may not be able to raise additional indebtedness in the future on terms acceptable to us or at all because of the restrictions imposed by the WTI Facility. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions in addition to the risks associated with indebtedness described above.

It is not possible to predict the actual number of shares Innventure will sell under the SEPA to Yorkville, or the actual gross proceeds resulting from those sales.

Subject to certain conditions and limitations in the SEPA and compliance with applicable law, Innventure has the discretion to deliver notices to Yorkville at any time throughout the term of the SEPA. The actual number of shares of Common Stock that are issued and sold to Yorkville depends on a number of factors, including the market price of Innventure’s Common Stock during the sales period. Actual gross proceeds may be less than $75.0 million, which may impact Innventure’s future liquidity. Because the price per share of each share sold to Yorkville will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the actual gross proceeds to be raised in connection with those sales.

Moreover, although the SEPA provides that Innventure may sell up to an aggregate of $75.0 million of its Common Stock to Yorkville, Innventure is only registering the resale by Yorkville of up to 4,418,307 shares of

Innventure’s Common Stock that may be issued without exceeding the 9.99% prong of the exchange cap set forth in the SEPA. If Innventure elects to issue and sell to Yorkville all of the shares registered for resale to Yorkville, depending on the market prices of its Common Stock for each purchase made pursuant to the SEPA, the actual gross proceeds from the sale of the shares may be substantially less than the $75.0 million total commitment available to Innventure under the SEPA. If it becomes (i) necessary for Innventure to issue and sell to Yorkville under the SEPA more shares than the shares registered for resale by Yorkville in order to receive the aggregate gross proceeds equal to $75.0 million under the SEPA and (ii) if Innventure is able to sell more shares than the shares registered for resale by Yorkville while still complying with the exchange cap, then Innventure will need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any such additional shares of Innventure’s Common Stock over the shares registered for resale by Yorkville and such registration statements would need to be declared effective by the SEC, in each case before Innventure may elect to sell any additional shares of Innventure’s Common Stock to Yorkville under the SEPA, a process which will take time and incur additional expense.

Any issuance and sale by Innventure under the SEPA of a substantial amount of shares of Common Stock in addition to the shares already registered for resale to Yorkville could cause additional substantial dilution to Innventure’s stockholders. The number of shares of Innventure’s Common Stock ultimately offered for resale by Yorkville is dependent upon the number of shares of Common Stock, if any, Innventure ultimately sells to Yorkville under the SEPA.

It is not possible to predict the extent to which the Company will, intends to, or may rely on Yorkville and the SEPA as a source of funding.

Subject to the terms and conditions of the SEPA, Innventure may, at its discretion, issue and sell to Yorkville up to $75.0 million of shares of Innventure’s Common Stock under the SEPA from time-to-time. The purchase price per share for the shares of Common Stock that Innventure may elect to sell to Yorkville under the SEPA will fluctuate based on the market prices of Innventure’s Common Stock for each purchase made pursuant to the SEPA, if any. Accordingly, it is not currently possible to predict the number of shares that will be issued and sold to Yorkville, the actual purchase price per share to be paid by Yorkville for those shares, if any, or the actual gross proceeds to be raised in connection with those sales.

The extent to which Innventure will rely on Yorkville as a source of funding will depend on a number of factors including, the prevailing market price of Innventure’s Common Stock and the extent to which Innventure is able to secure working and other capital from other sources. If obtaining sufficient funding from Yorkville were to prove unavailable or prohibitively dilutive, Innventure may need to secure additional sources of funding beyond its current expectations in order to satisfy its working and other capital needs. Even if Innventure were to sell to Yorkville all of the shares of Common Stock available for sale to Yorkville under the SEPA, Innventure may still need additional capital to fully implement its business, operating and development plans. Should the financing Innventure requires to sustain its working capital needs be unavailable or prohibitively expensive when Innventure requires it, the consequences may be a material adverse effect on Innventure’s business, operating results, financial condition and prospects.

Innventure’s success will depend on its ability to attract and retain personnel and manage human capital both for itself and the Innventure Companies, while controlling labor costs.

Innventure’s future success depends on its ability to attract, recruit, train, retain, motivate and integrate key personnel for itself and the Innventure Companies, including its management team, key executives, and other key talent, and the management team and key research and development, manufacturing, engineering and sales and marketing personnel for the Innventure Companies. Competition for qualified personnel is intense. The loss or incapacity of existing members of Innventure’s executive management team could adversely affect its operations if it experiences difficulties in hiring qualified successors. The service of Innventure’s executive officers is at-will and may end at any point in time. In addition, all of Innventure and the Innventure Companies’ employees are at-will, which means that either they or the employee may terminate their employment at any time.

Innventure believes that its management team must be able to act decisively to apply and adapt its business model in the rapidly changing markets in which it and the Innventure Companies will compete. In addition, the Innventure Companies rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow their businesses. Consequently, Innventure believes that its future viability and the future viability of the Innventure Companies will depend largely on their ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, in the future it may need to pay higher compensation or fees to its employees or consultants than currently expected, and such higher compensation payments may have a negative effect on its operating results. Competition for experienced, high-quality personnel is intense, and there is no assurance that Innventure or the Innventure Companies will be able to recruit and retain such personnel. Because of the technical nature of the technologies and products offered by the Innventure Companies, any failure of the Innventure Companies to attract, recruit, train, retain, motivate and integrate qualified personnel could also materially harm Innventure’s operating results and growth prospects.

Innventure’s pursuit of new business strategies and acquisitions could disrupt its ongoing business, present risks not originally contemplated and materially adversely affect its business, reputation, results of operations and financial condition.

Innventure’s growth strategy involves new business strategies and the acquisition of new technologies. These new strategies or future technology acquisitions could disrupt Innventure’s ongoing businesses, which may frustrate Innventure’s MNC partners, the Innventure Companies, and their customers, harming Innventure’s business relationships and causing a loss of revenue and business opportunities. Innventure’s ability to effectively manage its anticipated acquisitions and resulting expansion of operations will also require it to enhance its operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources, which may divert Innventure’s resources from its ongoing businesses. Innventure’s future financial performance and ability to execute on its business plan will depend, in part, on its ability to effectively manage any future technology acquisitions. There are no guarantees Innventure will be able to do so in an efficient or timely manner, or at all.

There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.

Innventure LLC’s historical financial statements have each been prepared under the assumption that the Company will continue as a going concern. The independent registered public accounting firm for Innventure LLC issued a report on the audited financial statement for the years ended December 31, 2023 and December 31, 2022 for Innventure LLC that includes an explanatory paragraph expressing substantial doubt in Innventure LLC’s ability to continue as a going concern for one year from the date of such report. The ability of Innventure to continue as a going concern is dependent on the Company’s ability to obtain additional equity or debt financing or to generate cash flow from operations. Its financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt regarding the potential ability of Innventure to continue as a going concern may adversely affect its ability to obtain such debt or equity financing on reasonable terms or at all, or to secure new customers or partnerships, including partnerships with MNCs. Additionally, if Innventure is unable to continue as a going concern, investors, including holders of Common Stock, may lose some or all of their investment.

Risks Related to Our Common Stock

The market price of our Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

The market price of our Common Stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including those factors discussed in this “Risk Factors” section and many others, such as:

•actual or anticipated fluctuations in Innventure’s financial condition and operating results, including fluctuations in its quarterly and annual results;

•developments involving Innventure’s competitors;

•changes in laws and regulations affecting Innventure’s business;

•variations in Innventure’s operating performance and the performance of its competitors in general;

•the public’s reaction to Innventure’s press releases, its other public announcements and its filings with the SEC;

•additions and departures of key personnel;

•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by Innventure or its competitors;

•Innventure’s failure to meet the estimates and projections of the investment community or that it may otherwise provide to the public;

•publication of research reports about Innventure’s industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•changes in the market valuations of similar companies;

•overall performance of the equity markets;

•sales of the Common Stock by Innventure or its stockholders in the future;

•trading volume of the Common Stock;

•significant lawsuits, including shareholder litigation;

•failure to comply with the requirements of Nasdaq;

•general economic, industry and market conditions other events or factors, many of which are beyond Innventure’s control; and

•changes in accounting standards, policies, guidelines, interpretations or principles.

Volatility in Innventure’s share price could subject Innventure to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If Innventure faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm its business.

If securities or industry analysts do not publish research or reports about Innventure, or publish negative reports, then Innventure’s stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about Innventure. Innventure does not have any control over these analysts. If Innventure’s financial performance fails to meet analyst estimates or one or more of the analysts who cover Innventure downgrade its common stock or change their opinion, then Innventure’s stock price would likely decline. If one or more of these analysts cease coverage of Innventure or fail to regularly publish reports on Innventure, it could lose visibility in the financial markets, which could cause Innventure’s stock price or trading volume to decline.

Innventure does not currently intend to pay dividends on its Common Stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our Common Stock.

Innventure has no intention to ever declare or pay any cash dividend on its Common Stock. Innventure currently anticipates that it will retain future earnings for the development, operation and expansion of the business and does not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock. In addition, the terms of any equity or debt instruments that Innventure may issue in the future could contain prohibitions or restrictions on the ability of Innventure to pay dividends on its Common Stock. There is no guarantee that our Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Future sales of shares of our Common Stock may depress its stock price.

In connection with the execution of the Business Combination Agreement, certain insiders of Innventure LLC (each, a “Lock-Up Party”) entered into lock-up agreements (the “Lock-Up Agreements”) with the Company. Subject to certain exceptions, the Lock-Up Agreements provide for certain restrictions on transfer with respect to Common Stock held by certain stockholders of Innventure. Such restriction began upon the Closing Date and will end upon the earlier of (A) the expiration of one year after the Closing, and (B) subsequent to the Closing, (i) if the closing price of our Common Stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, or (ii) the date which Innventure completes a merger, liquidation, stock exchange, reorganization or other similar transaction after the Closing that results in all of the public stockholders of the Company having the right to exchange their Common Stock for cash securities or other property. Additionally, certain other shareholders of Innventure, previous Innventure LLC and Learn CW equity holders, are subject to lock-ups which also provide for certain restrictions on transfer with respect to the Common Stock held by such stockholders of Innventure.

Following the expiration of the applicable lock-up periods, such equity holders will not be restricted from selling shares of Common Stock held by them, other than by applicable securities laws. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in Innventure’s share price or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Provisions in the A&R Certificate of Incorporation and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

The A&R Certificate of Incorporation and our By-laws (as amended and restated, the “Bylaws”) contain provisions that could significantly reduce the value of the common stock to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of Innventure’s Board of Directors (the “Board”). The provisions in Innventure’s charter documents include the following:

•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of the Board;

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of the Board, unless the Board grants such a right to the holders of any series of preferred stock, to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•the prohibition on removal of directors without cause;

•the ability of the Board to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the ability of the Board to alter the Bylaws without obtaining stockholder approval;

•the required approval of at least 2/3 of the shares entitled to vote to amend or repeal the Bylaws or amend, alter or repeal certain provisions of the A&R Certificate of Incorporation;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of Innventure’s stockholders;

•an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;

•the requirement that a special meeting of stockholders may be called only by the Board, Innventure’s chief executive officer, or the chairman of the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•advance notice procedures that stockholders must comply with in order to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Innventure; and

•Innventure is subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law, which will prevent Innventure from engaging in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the Board has approved the transaction.

The exclusive forum clause set forth in the Warrant Agreement may have the effect of limiting an investor’s rights to bring legal action against Innventure and could limit the investor’s ability to obtain a favorable judicial forum for disputes with us.

In connection with the Business Combination, Innventure assumed Learn CW’s warrant agreement, dated as of October 12, 2021, between Learn CW and American Stock Transfer & Trust Company, LLC, a New York limited liability company (the “Warrant Agreement”). By virtue of the assumption of the Warrant Agreement (i) any action, proceeding or claim against Innventure arising out of or relating in any way to the Warrant Agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern

District of New York and (ii) Innventure irrevocably submits to such jurisdiction, which jurisdiction will be exclusive. Innventure has waived or will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of the warrants issued pursuant to the Warrant Agreement shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Innventure, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We are an emerging growth company and smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our Common Stock less attractive to investors.

Innventure is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as Innventure continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Innventure will remain an emerging growth company until the earlier of (1) December 31, 2029, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of shares of our Common Stock that are held by non-affiliates exceeds $700.0 million as of the prior June 30, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Innventure expects to use this extended transition period for complying with new or revised accounting standards and, therefore, Innventure will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Innventure is also a smaller reporting company as defined in the Exchange Act. Even after Innventure no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company,” which would allow it to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this prospectus and Innventure’s periodic reports and proxy statements.

Innventure will take advantage of the smaller reporting company scaled disclosures, and it will be able to continue to take advantage of the smaller reporting company scaled disclosures for so long as its voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of its second fiscal quarter, or its annual revenue is less than $100.0 million during the most recently completed fiscal year and its voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of its second fiscal quarter.

Innventure cannot predict if investors will find its Common Stock less attractive because Innventure may rely on these exemptions. If some investors find the Common Stock less attractive as a result, there may be a less active trading market for the Common Stock and its market price may be more volatile.

Future offerings of debt or offerings or issuances of equity securities by the Innventure may adversely affect the market price of the Common Stock or otherwise dilute all other stockholders.

In the future, the Innventure may attempt to obtain financing or to further increase Innventure’s capital resources by issuing additional shares of Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Innventure also expects to grant equity awards to employees, directors, and consultants under Innventure’s stock incentive plans. Future acquisitions could require substantial additional capital in excess of cash from operations. Innventure would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of Innventure’s existing stockholders or reduce the market price of the Common Stock or both. Upon liquidation, holders of such debt securities, preferred shares, and lenders with respect to other borrowings would receive a distribution of Innventure’s available assets prior to the holders of Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit Innventure’s ability to pay dividends to the holders of Common Stock. Innventure’s decision to issue securities in any future offering will depend on market conditions and other factors beyond the Innventure’s control, which may adversely affect the amount, timing and nature of the Innventure’s future offerings.

If Innventure’s estimates or judgments relating to its critical accounting estimates prove to be incorrect or financial reporting standards or interpretations change, Innventure’s results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Innventure will base its estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates may be used in preparing Innventure’s financial statements. Innventure’s results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions, which could cause its results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of its Common Stock.

Additionally, Innventure will regularly monitor its compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to it. As a result of new standards, changes to existing standards and changes in their interpretation, Innventure might be required to change its accounting policies, alter its operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or Innventure may be required to restate its published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on its reputation, business, financial position, and profit.

Exclusive forum provisions in the A&R Certificate of Incorporation and Bylaws could limit Innventure’s stockholders’ ability to choose their preferred judicial forum for disputes with Innventure or its directors, officers, or employees.

The Bylaws provide that, unless Innventure consents in writing to the selection of an alternative forum, the sole and exclusive forum for specified legal actions is the Court of Chancery of the State of Delaware (the “Delaware Court”). Current and former stockholders are deemed to have consented to the personal jurisdiction of the Delaware Court in connection with any action to enforce that exclusive forum provision and to service of process in any such action. These exclusive forum provisions of the Bylaws do not apply to actions arising under federal securities laws including suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that these provisions of the Bylaws limit a current or former stockholder’s ability to select a judicial forum other than the Delaware Court, they might discourage the specified legal actions, might cause current or former stockholders to incur additional litigation-related expenses, and might result in outcomes unfavorable to current or former stockholders. A court might determine that these provisions of the Bylaws are inapplicable or unenforceable in any particular action, in which case we may incur additional litigation related expenses in such action, and the action may result in outcomes unfavorable to us, which could have a materially adverse impact on Innventure’s reputation, its business operations, and its financial position or results of operations.

Innventure LLC has identified material weaknesses in its internal controls over financial reporting that could, if not remediated, result in material misstatements in its financial statements and which may have an impact on Innventure's ability to timely or accurately report its financial condition or results of operations following the consummation of the Business Combination.

In connection with the preparation of Innventure LLC's financial statements, certain material weaknesses were identified in Innventure LLC’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Innventure's interim or annual consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were as follows:

•Innventure LLC's system of internal controls over financial reporting failed to prevent or detect material adjustments necessary to appropriately present certain complex and significant unusual transactions in accordance with GAAP due primarily to insufficient staffing of personnel possessing the appropriate accounting and financial reporting knowledge and experience to review and monitor third-party consultants;

•Innventure LLC's system of internal controls over financial reporting did not include necessary information technology general controls including related to (i) periodic user access reviews, (ii) user provisioning and de-provisioning, (iii) restriction of privileged access, (iv) authentication settings;

•Innventure LLC did not maintain effectively designed and implemented controls over the costing and existence of inventory as of September 30, 2024, including controls over the calculation of such inventory on the weighted average basis;

•Innventure LLC did not have sufficient controls related to review of accounting treatment related to equity of publicly traded securities that it holds. As a result, there were several material audit adjustments related to these areas including adjustment of unrealized gains/losses on shares of PCT to fair value; and

•in 2022, Innventure LLC's system of internal controls over financial reporting did not include adequate segregation of duties or review of periodic account reconciliations and financial reporting prepared by accounting personnel, leading to material misstatements in the financial statements relating to the value of the liability of PCT shares owed to others and the change in the liability of shares owed to others.

Effective internal controls are necessary for Innventure to provide reliable financial reports and prevent fraud. Innventure has developed a remediation plan for the material weaknesses that have been identified, including enhancing its complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over: (a) the initial subsequent accounting for complex and significant unusual transactions, (b) general IT controls, (c) segregation of duties and (d) review of accounting treatment related to equity of publically traded securities. Innventure is currently implementing this plan. Furthermore, Innventure has engaged additional external resources to assess its control environment and expects to further engage these external advisors to provide assistance with all elements of the design of the Company's program for internal controls over financial reporting, including:

•expanding Innventure's accounting and finance functions by hiring additional employees within its accounting and finance departments, which has not yet been initiated, and co-sourcing with third parties to augment Innventure’s accounting and finance functions;

•developing and implementing formal duties, processes and responsibilities within Innventure's accounting and finance systems;

•implementing additional controls relating to identification and treatment of unusual significant accounting matters within the financial close and reporting process on a go forward basis; and

•implementing additional controls around review of accounting treatment related to equity of publicly traded securities.

These remediation measures may be time consuming, costly, and might place significant demands on Innventure's financial and operational resources. The specific time frames needed to fully remediate the identified material weaknesses have not yet been determined.

Innventure cannot assure you that these measures will adequately remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require testing and validation of the design and operating effectiveness of Innventure's internal controls over multiple financial reporting cycles. As a result, because it is not clear if Innventure will be able to fully remediate the material weaknesses in a timely manner, there is a possibility that these control deficiencies or others may result in a material misstatement of Innventure's annual or interim financial statements that would not be prevented or detected on a timely basis.

If Innventure is unable to successfully remediate the material weaknesses, or if in the future, Innventure identifies further material weaknesses in its internal controls over financial reporting, it may not detect errors on a timely basis, and its financial statements may be materially misstated. Innventure cannot provide any assurance that these material weaknesses will not have an impact on its ability to timely and accurately report its financial condition or results of operations or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Innventure may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting, which could harm its operating results, cause investors to lose confidence in its reported financial information and cause the trading price of its stock to fall. In addition, as a public company, Innventure will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report Innventure's financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our Common Stock from Nasdaq or other adverse consequences that would materially harm its business. In addition, Innventure could become subject to investigations by Nasdaq, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm its reputation and its financial condition, or divert financial and management resources from its core business.

If Innventure is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which may make it difficult to operate or to execute its growth plans.

If Innventure is deemed to be an investment company under the Investment Company Act, it will be subject to additional regulatory requirements and its activities may be restricted, including:

•restrictions on the nature of its investments;

•limitations on its ability to borrow;

•prohibitions on transactions with affiliates; and

•restrictions on the issuance of securities.

Each of these may make it difficult for Innventure to run its business. In addition, the law may impose upon Innventure burdensome requirements, including:

•registration as an investment company and subsequent regulation as an investment company;

•adoption of a specific form of corporate structure; and

•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

Innventure intends to conduct its operations so that it is not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an “investment company” as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Furthermore, if Innventure were to operate its Operating Companies primarily for the purpose of making a profit in the sale of its Operating Companies' securities rather than retaining majority (or sole) ownership of such companies, it may increase the likelihood that Innventure could be deemed an investment company.

Though Innventure does not expect exit transactions to be a factor in the business plans for its Operating Companies and does not believe that its principal activities will subject it to the Investment Company Act, if

Innventure were deemed to be subject to the Investment Company Act, compliance with the additional regulatory burdens discussed above would require additional expense and attention from management for which Innventure has not accounted.

The determination as to whether certain Innventure assets are viewed as securities (i.e., by falling within the definition of an “investment contract”) is made by Innventure and if the SEC were to disagree with Innventure’s determination, Innventure could be deemed to be an investment company under the Investment Company Act.

Section 3(a)(1)(A) of the Investment Company Act defines an “investment company” to include a company that “is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities.” Whether a company is engaged primarily in the business of investing in securities is a question of fact that is determined through the analysis of five factors. No single factor by itself is dispositive. The relevant factors are: (1) the nature of a company’s assets; (2) the source of a company's income; (3) the company’s historic development; (4) the company’s public representations; and (5) the activities of the company’s officers and directors.

In the context of its Section 3(a)(1)(A) analysis, and specifically Section 3(a)(1)(A)’s asset test, Innventure has determined that neither Innventure’s equity interest in AeroFlexx nor the loans from Innventure to AeroFlexx are a “security.” This determination is based upon Innventure’s conclusion that neither should be viewed as an “investment contract.” Applicable case law has found that an “investment contract” exists when there is the investment of money in a common enterprise with a reasonable expectation of profits to be derived primarily from the efforts of others.

The above determinations were made by Innventure based in large part on case law precedent and no-action letters issued by the SEC staff and other SEC interpretive guidance, and the significant relationship that exists between Innventure and AeroFlexx (e.g., Innventure founded AeroFlexx and the only AeroFlexx director that is not also an Innventure director is the CEO of AeroFlexx who is, himself, an employee of Innventure). Additionally, based in large part on case law precedent and SEC staff no-action letters, Innventure determined that the loans from Innventure to AeroFlexx should not constitute securities that are “evidences of indebtedness” under the Investment Company Act.

Innventure has not requested the SEC to approve this analysis and the SEC has not done so. If the SEC were to disagree with Innventure’s analysis or relevant factual circumstances were to change, Innventure may be required to adjust its analysis and, potentially, its asset composition, in order to support its conclusion that it should not be deemed to be an investment company under the Investment Company Act. If Innventure were required to register as an investment company under the Investment Company Act, compliance with the additional associated regulatory burdens would require additional expense and attention from management for which Innventure has not accounted and, furthermore, could require Innventure to restructure its operations, sell certain of its assets or abstain from the purchase of certain assets, which could have a material adverse effect on Innventure’s business, financial condition, results of operations and prospects.

Additional financing transactions by the Operating Companies could impact your rights as a stockholder of Innventure.

Innventure and the Operating Companies expect to require additional financing to fund their operations or growth. These additional financing transactions could include transactions at the Operating Company level, such as Innventure’s sale of Operating Company equity, or the Operating Companies’ issuance of new equity. The issuance of new equity securities to third-party investors at the Operating Company level or the sale of a portion of Operating Company equity held by Innventure would reduce Innventure’s ownership interest in that Operating Company. Furthermore, the holders of those equity securities would have structural priority as compared to Innventure’s Common Stock with respect to that Operating Companies’ assets and will also have priority as to liquidation and dividend and other rights more favorable than Innventure’s Common Stock with respect to that Operating Company. This priority, or any reduction in Innventure’s ownership interest in any Operating Companies, may reduce the value of Innventure’s Common Stock.

Risks Related to the Innventure Companies’ Operations

Risks Related to AeroFlexx’s Operations

AeroFlexx currently relies on a single facility for all of its operations.

AFX currently relies solely on the operations at its facility in West Chester, Ohio (the “West Chester Facility”). Adverse changes or developments affecting the West Chester Facility could impair AFX’s ability to produce its packaging and its business and prospects, which would negatively affect its financial condition and results of operations. Any shutdown or period of reduced production at the West Chester Facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure, delay in supply delivery, or shortages of material, equipment, or labor, would significantly disrupt AFX’s ability to grow and produce liquid packaging products in a timely manner, meet its contractual obligations and operate its business. AFX’s equipment is costly to replace or repair, and AFX’s equipment supply chains may be disrupted in connection with pandemics, trade wars or other factors. If any material amount of AFX’s machinery were damaged, it would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect AFX’s business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage AFX has may not be sufficient to cover all of its potential losses and may not continue to be available to AFX on acceptable terms, or at all.

The failure of AFX’s suppliers to continue to deliver necessary raw materials or other components of its products in a timely manner and to specification could prevent it from delivering products within required time frames and could cause production delays, cancellations, penalty payments and damage to its brand and reputation.

AFX is early in the development of its commercial production capacity and has not yet fully diversified suppliers for critical raw materials, specifically its film.

Thus far, AFX has qualified one incumbent raw material film supplier—a large, foreign third-party supplier with over 22,000 employees and operations in approximately 100 countries—and is working to finalize a raw materials agreement with the same. Currently, AFX relies on individual purchase orders to purchase the film produced by the supplier. AFX is in the process of qualifying a second raw material film supplier—another, similarly large, foreign third-party supplier with a larger global footprint—with negotiations for a raw materials agreement to begin after such qualification. Such qualification, if achieved, is not expected until the fourth quarter of 2024. AFX intends to continue to work towards further diversifying its supplier base as product demand grows and multiple suppliers are needed to support business continuity, though there is no guaranty that such diversification will be successful.

If AFX's suppliers provide insufficient inventory to meet customer demand or such inventory is not at the level of quality required to meet its standards or if its suppliers are unable or unwilling to provide AFX with the requested quantities (as AFX has no alternatives for supply), AFX's results of operations could be materially and negatively impacted. If AFX fails to develop or maintain its relationships with suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, AFX may be unable to manufacture its products or those products may be available only at a higher cost or after a long delay.

Due to increased demand across a range of industries, the global supply chain for certain raw materials and components has experienced significant strain. The global macroeconomic environment and geopolitical instability have also contributed to and exacerbated this strain. There can be no assurance that the impact of these issues on the supply chain will not continue, or worsen, in the future. Significant delays and shortages could prevent AFX from delivering its products to its customers within required time frames and cause order cancellations, which would adversely impact its cash flows and results of operations.

Failure of AFX’s target customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact AFX’s sales and operating margins.

AFX’s plastic packaging can be used in the production of various consumer products. A customer’s ability to successfully develop, manufacture and market those products is integral to AFX’s success. Cyclical downturns and changing consumer preferences may negatively affect businesses that use AFX’s products, which could adversely affect sales and operating margins. Other factors that could adversely affect the business include (i) failure by a key customer to achieve success or maintain share in markets in which they sell products containing AFX’s materials, including as a result of customer preferences for products other than plastics, (ii) key customers using products developed by others that replace AFX’s business with such customers, (iii) delays in a key customer rolling out products utilizing new technologies developed by AFX, and (iv) operational decisions by a key customer that result in component substitution, inventory reductions and similar changes.

AFX is an early-stage company, and its limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.

AFX is early in the development of its commercial production capacity. Its limited operating history makes it difficult to evaluate AFX’s future prospects and the risks and challenges it may encounter. Risks and challenges AFX has faced or expects to face include, but are not limited to, its ability to:

•develop and commercialize its products;

•design and deliver products of acceptable performance;

•increase sales revenue;

•forecast its revenue and budget for and manage its expenses;

•attract new customers and commercial relationships;

•compete successfully in the industry in which it operates;

•plan for and manage capital expenditures for its current and future products;

•find, contract with, and retain reliable and commercially reasonable materials, components, and inventory vendors;

•comply with existing and new or modified laws and regulations applicable to its business in and outside the United States, including compliance requirements of U.S. customs and export regulations;

•anticipate and respond to macroeconomic changes and changes in the markets in which it operates;

•maintain and enhance the value of its reputation and brand;

•develop and protect intellectual property;

•hire, integrate and retain talented people at all levels of its organization;

•successfully defend itself in any legal proceeding that may arise and enforce its rights in any legal proceedings it may initiate; and

•manage and mitigate the adverse effects on its business of any public health emergencies, natural disasters, widespread travel disruptions, security risks including IT security, data privacy, cyber risks, international conflicts, geopolitical tension and other events beyond its control.

If AFX fails to address the risks and difficulties that it faces, including those associated with the challenges listed above, its business, financial condition, results of operations, prospects and that of Innventure, could be adversely affected. Further, because AFX has limited historical financial data and operates in a highly competitive market, any predictions about its future revenue and expenses may not be as accurate as they would be if AFX had a longer operating history or operated in a more predictable market. AFX has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If AFX’s assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition, results of operations and prospects could be adversely affected.

AFX’s ability to establish substantial commercial sales of its products is subject to many risks, any of which could prevent or delay revenue growth and adversely impact its customer relationships, business and results of operations.

AFX’s products may not be approved or accepted by customers, and may not be able to be sold profitably at prices sufficient to establish demand.

Potential customers for AFX products generally have established manufacturing processes and arrangements with suppliers of their product components and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, established business relationships and agreements, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months. Similarly, AFX customers may have a resistance to accepting alternative compositions for those products. Additionally, AFX may be subject to product safety testing and may be required to meet certain regulatory and/or product safety standards. Meeting these standards can be a time-consuming and expensive process, and Innventure and AFX may invest substantial time and resources into such qualification efforts without ultimately securing approval.

If AFX is unable to convince these potential customers and the consumers who purchase end-products containing AFX products that use of such products is to their benefit, AFX will not be successful in entering those markets and its business will be adversely affected. Successfully marketing AFX’s products requires that the company continue to improve production, logistics, quality, sales, marketing, digital, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If AFX is unable to establish adequate marketing, sales and distribution capabilities, whether independently or with third parties, AFX may not be able to appropriately commercialize such products. There is no assurance that AFX will be able to successfully maintain or increase sales and respond to shifting consumer and consumer packaged goods buying requirements.

AFX may not be able to meet applicable regulatory requirements for the use of AFX’s products in food grade applications, and, even if the requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to AFX’s products and AFX’s facilities will be time-consuming and costly.

The use of AFX’s products in food grade applications is subject to regulation by the U.S. Food and Drug Administration (“FDA”). The FDA has established certain guidelines for the use of recycled plastics in food packaging, as set forth in the “Guidance for Industry - Use of Recycled Plastics in Food Packaging: Chemistry Considerations (August 2006).” In order for AFX’s products to be used in food grade applications, AFX will be required to partner with customers or third-party co-manufacturers that possess the required food certifications to do the filling of AFX’s package.

The process of obtaining FDA regulatory approval requires the expenditure of substantial time, of up to one year, and significant financial resources. If AFX decides to partner with qualified customers or third-party co-manufacturers to fill AFX’s package, the search for and negotiations required for such partnerships would require significant time, effort, and financial resources to complete, and may not result in a successful production partnership. All of the above would have an adverse effect on AFX’s business, financial condition, results of operations and prospects.

Furthermore, changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect AFX’s business, financial condition, results of operations and prospects.

AFX expects to encounter regulations in most if not all of the countries in which AFX may seek to expand, and AFX cannot be sure that it will be able to obtain necessary approvals in a timely manner or at all. If AFX’s products do not meet applicable regulatory requirements in a particular country or at all, then AFX may face reduced market demand in those countries and AFX’s business, financial condition, results of operations and prospects will be adversely affected.

The various regulatory schemes applicable to AFX’s products will continue to apply following initial approval. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements is time-consuming and may affect AFX’s business, financial condition, results of operation and prospects. If AFX fails to comply with such requirements on an ongoing basis, AFX may be subject to fines or other penalties, or may be prevented from selling its products, and AFX’s business, financial condition, results of operation and prospects may be harmed.

Risks Related to Accelsius’ Operations

Accelsius is an early-stage company, and its limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.

Accelsius has been focused on developing and commercializing data center cooling products since its inception in 2022 and delivered its first customer proof-of-concept pilots in Q2 2024 and just shipped its first unit in Q3 2024. This limited operating history makes it difficult to evaluate Accelsius’ future prospects and the risks and challenges it may encounter. Risks and challenges Accelsius has faced or expects to face include, but are not limited to, its ability to:

•develop and commercialize its data center cooling products;

•design and deliver data center cooling products of acceptable performance;

•increase sales revenue of its connectivity products;

•forecast its revenue and budget for and manage its expenses;

•attract new customers and commercial relationships;

•compete successfully in the industry in which it operates;

•plan for and manage capital expenditures for its current and future products, and manage its supply chain and supplier relationships related to its current and future products;

•find, contract with, and retain reliable and commercially reasonable materials, components, and inventory vendors;

•comply with existing and new or modified laws and regulations applicable to its business in and outside the United States, including compliance requirements of U.S. customs and export regulations;

•anticipate and respond to macroeconomic changes and changes in the markets in which it operates;

•maintain and enhance the value of its reputation and brand;

•develop and protect intellectual property;

•hire, integrate and retain talented people at all levels of its organization;

•successfully defend itself in any legal proceeding that may arise and enforce its rights in any legal proceedings it may initiate; and

•manage and mitigate the adverse effects on its business of any public health emergencies, natural disasters, widespread travel disruptions, security risks including IT security, data privacy, cyber risks, international conflicts, geopolitical tension and other events beyond its control.

If Accelsius fails to address the risks and difficulties that it faces, including those associated with the challenges listed above, its business, financial condition, results of operations, prospects and that of Innventure, could be adversely affected. Further, because Accelsius has limited historical financial data and operates in a rapidly evolving and highly competitive market, any predictions about its future revenue and expenses may not be as accurate as they would be if Accelsius had a longer operating history or operated in a more predictable market. Accelsius has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Accelsius’ assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition, results of operations and prospects could be adversely affected.

The market, including customers and potential investors, may be skeptical of the viability and benefits of Accelsius’ cooling products because they are based on a relatively novel and complex technology.

The market, including customers and potential investors, may be skeptical of the viability and benefits of Accelsius’ cooling products because they are based on a relatively novel and complex technology. There can be no assurance that Accelsius’ products will be understood, approved, or accepted by customers and potential investors or that Accelsius will be able to sell its products profitably at competitive prices and with features sufficient to establish demand. If Accelsius is unable to convince these potential customers of the utility and value of its products or that its cooling solutions are superior to those they currently use, Accelsius will not be successful in entering those markets and its business and results of operations will be adversely affected. If potential investors are skeptical of the success of Accelsius’ cooling products, its ability to raise capital and the value of Innventure stock may be adversely affected.

Accelsius’ cooling products may be subject to increased regulatory scrutiny due to their use of working fluid refrigerants that contain fluorine.

The market and/or regulatory agencies inside and outside the U.S. may elect to curtail the use of polyfluoroalkyl substances (PFAS), including hydrofluoroolefins (HFOs) and hydrochlorofluoroolefins (HCFOs), due to their persistence in the environment, their global warming potential, or their ozone depletion potential. While Accelsius is working to ensure industry best practices use of these commonly available refrigerants as working fluids in Accelsius’ cooling products, unforeseen regulatory changes that limit availability or manufacturing capacity or increase material prices would adversely affect Accelsius business.

Risks Related to Intellectual Property

Innventure may be unable to sufficiently protect the intellectual property rights of itself and the Innventure Companies and may encounter disputes from time to time relating to its use of the intellectual property of third parties.

Innventure and the Innventure Companies’ core business relies on intellectual property acquired or licensed from MNCs. Innventure monitors and protects against activities that might infringe, dilute, misappropriate or otherwise violate that intellectual property and relies on the relevant patent, trademark and other laws of the U.S. and other countries. However, Innventure, the Innventure Companies, and their MNC partners may be unable to prevent their employees, consultants or other third parties from infringing, diluting or misappropriating their intellectual property or from otherwise violating obligations with respect to their intellectual property and confidential information, which could have a material adverse effect on Innventure and the Innventure Companies’ business, financial condition, results of operations and prospects.

Even upon the registration of their intellectual property rights, there is no certainty that Innventure’s, the Innventure Companies’ or their MNC partners’ intellectual property rights will provide them with substantial protection or commercial benefit. Despite Innventure, the Innventure Companies’ and their MNC partners’ efforts to protect their intellectual property, some of their innovations may not be protectable, and their intellectual property rights may offer insufficient protection from competition or unauthorized use, lapse or expire, be challenged, narrowed, invalidated, misappropriated by third parties, or be deemed unenforceable or abandoned. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, provide less protection for Innventure and the Innventure Companies’ intellectual property rights than the laws of the U.S. and present greater risks of infringement, misappropriation, dilution or other misuse. To the extent Innventure, the Innventure Companies, and their MNC partners cannot protect their intellectual property and confidential information, unauthorized use and misuse of that intellectual property could harm their competitive position and have a material adverse effect on Innventure’s business, financial condition, results of operations and prospects.

Furthermore, regulations governing domain names may not protect Innventure’s and the Innventure Companies’ trademarks and other proprietary rights that may be displayed on or in conjunction with their website and other marketing media. Innventure may be unable to prevent third parties from acquiring or retaining domain names that are similar to, infringe upon, or diminish the value of their respective trademarks and other proprietary rights.

Despite Innventure’s efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of its technology and processes. Innventure’s competitors and other third parties independently may design around or develop similar technology or otherwise duplicate Innventure’s services or products such that Innventure could not assert its intellectual property rights against them. In addition, Innventure’s contractual arrangements may not effectively prevent disclosure of its intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. Measures in place may not prevent misappropriation or infringement of Innventure’s intellectual property or proprietary information and the resulting loss of competitive advantage, and Innventure may be required to litigate to protect its intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful.

Innventure also may encounter disputes from time to time concerning intellectual property rights of others, and it may not prevail in these disputes. Third parties may raise claims against Innventure alleging that Innventure, its employees, consultants or other third parties retained or indemnified by Innventure, infringe, dilute, misappropriate or otherwise violate their intellectual property rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for Innventure to conduct its operations in such a way as to avoid all alleged violations of such intellectual property rights and thus, Innventure cannot be certain that its technologies or products and services do not infringe valid patents, trademarks, copyrights or other proprietary rights held by third parties. Given the complex, rapidly changing and competitive technological and business environment in which Innventure operates, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against Innventure may cause Innventure to spend significant amounts to defend the claim, even if Innventure ultimately prevails, pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses.

Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as Innventure. Even in instances where Innventure believes that claims and allegations of intellectual property infringement against it are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of Innventure’s management and employees. In addition, although in some cases a third-party may have agreed to indemnify Innventure for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, insurance may not cover potential claims of this type adequately or at all, and Innventure may be required to pay monetary damages, which may be significant.

General Risk Factors

Innventure, the Innventure Companies, and Innventure’s MNC partners may be negatively impacted by volatility in the political and economic environment, such geopolitical unrest, economic downturns and increases in interest rates, and a period of sustained inflation, which could have an adverse impact on Innventure’s and the Innventure Companies’ business, financial condition, results of operations and prospects.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact Innventure’s business. Further rising inflation may negatively impact Innventure and the Innventure Companies’ business and raise its costs. While Innventure and the Innventure Companies will take actions, wherever possible, to reduce the impact of the effects of inflation, in the case of sustained inflation, it could become increasingly difficult to effectively mitigate the increases to Innventure and the Innventure Companies’ costs. If Innventure and the Innventure Companies are unable to take actions to effectively mitigate the effect of the resulting higher costs, Innventure’s business, financial condition, results of operations and prospects could be adversely impacted.

The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect Innventure and the Innventure Companies’ suppliers and potential customers. If the equity and credit markets deteriorate, including as a result of political or economic unrest or war, it may make necessary debt or equity financing. Increased inflation rates can adversely affect Innventure and the Innventure Companies by increasing its costs, including labor and employee benefit costs. In addition, higher inflation, macro turmoil, uncertainty and market-wide liquidity concerns could also adversely affect Innventure and the Innventure Companies’ suppliers and potential customers, which could have an adverse impact on Innventure’s business, financial condition, results of operations and prospects.

Innventure, the Innventure Companies, and their MNC partners face risks and uncertainties related to litigation, regulatory actions and investigations.

Innventure, the Innventure Companies, and their MNC partners are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on its business or results of operations.

The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against Innventure and the Innventure Companies. Any claims or litigation, even if fully indemnified or insured, could damage its reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.

Cyber-attacks or a failure in Innventure’s information technology and data security infrastructure could adversely affect Innventure’s business and operations.

Innventure relies on information technology systems in connection with various aspects of the operation of its business. Innventure’s business and that of the Innventure Companies depend on the integrity of such information technology systems, which are inherently susceptible to a number of threats, including, but not limited to, viruses, ransomware, malware, malicious codes, hacking, phishing, denial of service actions, human error, network failures, electronic loss of data and other electronic security breaches. A successful material cyber-attack may result in the loss or compromise of customer, financial or operational data, theft of intellectual property, disruption of billing, collections or normal manufacturing activities, disruption of data analytics and electronic monitoring and control of operational systems, loss of revenue, ransomware payments, remediation costs related to lost, stolen or compromised data, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity protection costs or violation of United States and international privacy laws, which may result in litigation. Any of these occurrences could harm Innventure’s reputation or have a material adverse effect on its business, financial condition, results of operation and prospects. Innventure has implemented measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, there is no assurance that these measures will prevent cyber-attacks or security breaches. Although Innventure periodically assesses these risks, implements controls and performs business continuity and disaster recovery planning, it cannot be sure that interruptions with material adverse effects will not occur.

Furthermore, data privacy laws continue to evolve in various jurisdictions, including the scope of consumer and commercial privacy protections. It is possible that data privacy laws, including those that may develop regarding new technologies such as artificial intelligence, may be interpreted in various jurisdictions to apply to our business in the future. As our business grows, it is therefore possible that we will have a higher regulatory risk profile and increased costs as we seek to comply with new regulatory requirements related to the processing of personal and commercial data.

Investors’ expectations of Innventure’s performance relating to environmental, social and governance (“ESG”) factors may impose additional costs and expose it to new risks.

There is an increasing focus from investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in Innventure if they believe its policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessments and ratings with respect to public companies. The criteria by which Innventure’s corporate responsibility practices are assessed may change due to changes in the sustainability landscape, which could cause it to undertake costly initiatives to satisfy such new criteria. If Innventure elects not to or is unable to satisfy such new criteria, investors may conclude that its policies and/or actions with respect to corporate social responsibility are inadequate. Innventure may face reputational damage in the event that it does not meet the ESG standards set by various constituencies.

Climate change, or legal, regulatory or market measures to address climate change may materially adversely affect Innventure’s financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to Innventure and the Innventure Companies’ future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to Innventure’s and the Innventure Companies’ facilities and disrupt operation of Innventure and the Innventure Companies’ supply chain and may impact operational costs. The impacts of climate change on global resources may result in scarcity, which could in the future impact Innventure and the Innventure Companies’ ability to access sufficient equipment and materials in certain locations and result in increased costs. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, Innventure and the Innventure Companies may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations and the distribution of Innventure and the Innventure Companies’ products.

Changes in tax laws could adversely affect Innventure and the Innventure Companies.

Innventure and the Innventure Companies operate in various jurisdictions and are subject to changes in applicable tax laws, treaties, or regulations in those jurisdictions. A material change in the tax laws, treaties, or regulations, or their interpretation, of any jurisdiction with which Innventure and the Innventure Companies do business, or in which Innventure and the Innventure Companies have significant operations, could adversely affect Innventure.

For example, during October 2021, the Organisation for Economic Cooperation and Development (the “OECD”) announced that 136 countries and tax jurisdictions have agreed to implement a new “Two Pillar” approach to international taxation. The first detailed draft rules under that approach were published in December 2021. Most countries are expected to introduce new rules in line with the Two Pillar approach for the first time in 2024, although different countries are likely to implement these changes at different times and in different ways, through their individual agreement to tax treaty changes and through changes to their own domestic tax laws.

The first pillar will first establish a new taxing right for countries in which a business has a significant economic presence, even though it may not have the degree of physical presence in that country needed to establish a taxing right under existing tax treaties. This new taxing right is subject to several conditions, exclusions and exceptions, and will initially affect only multinational enterprises with global turnover above 20 billion euros.

The second pillar will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax, which could be collected by the parent company’s tax authorities or by those in other countries, depending on whether and how each country implements the OECD’s approach in its tax treaties and domestic tax legislation.

Depending on how the jurisdictions in which Innventure and the Innventure Companies operate choose to implement the OECD’s approach in their tax treaties and domestic tax laws, Innventure and the Innventure Companies could be adversely affected due to its income being taxed at higher effective rates, once these new rules come into force.

Innventure will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Innventure will face increased legal, accounting, administrative and other costs and expenses as a public company that Innventure LLC did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 thereof, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (United States) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require Innventure to carry out activities Innventure has not done previously. For example,

Innventure has created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify material weaknesses in addition to those disclosed herein or a significant deficiency in the internal control over financial reporting), Innventure could incur additional costs rectifying those issues, and the existence of those issues could adversely affect Innventure’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance in such a situation. Risks associated with Innventure’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require Innventure to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Innventure’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could negatively impact its business.

Innventure LLC was not subject to Section 404 of the Sarbanes-Oxley Act. However, Innventure will in the future be required to provide management’s attestation on internal controls in accordance with the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Innventure LLC as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable. If Innventure is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Series B Preferred Stock

On September 24, 2024, Holdco entered into an investment agreement with Commonwealth Asset Management LP (together with its assignee, “CWAM LP”), pursuant to which Holdco sold CWAM LP an aggregate of 750,000 shares of Innventure’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), in a private placement, at a price of $10.00 per share of Series B Preferred Stock, resulting in an aggregate purchase price of approximately $7.5 million before deducting fees and other estimated offering expenses, which sale closed on October 2, 2024. CWAM LP is an affiliate of the CWAM LC Sponsor LLC, Learn CW’s former Sponsor (the “Sponsor”).

On September 27, 2024, the Company entered into an investment agreement, substantially in the same form as the investment agreement entered into with CWAM LP with certain purchasers (together with CWAM LP, the “Series B Investors”), pursuant to which Holdco agreed to issue and sell to such purchasers an aggregate of 352,000 shares of Series B Preferred Stock in a private placement, at a price of $10.00 per share of Series B Preferred Stock (together with the financing with CWAM LP, the “Series B Preferred Stock Financing”). The Series B Preferred Stock Financing closed concurrently with the consummation of the Business Combination and Innventure sold, in total, 1,102,000 shares of Series B Preferred Stock providing Innventure with approximately $11.0 million of gross proceeds before deducting fees and other estimated offering expenses.

Pursuant to the Series B Preferred Certificate of Designations, the shares of Series B Preferred Stock have a maturity date five years after the Closing Date and accrue a return equal to 8% per annum, payable on the last day of each quarter in-kind. Shares of Series B Preferred Stock are subject to (i) a mandatory conversion on the date that is five years after original issuance (the “Maturity Date”) and (ii) an optional conversion, at the election of the holder, at any time prior to the Maturity Date upon the effectiveness of a registration statement by the Company registering the underlying shares of Common Stock issuable upon conversion. The number of shares of Common Stock that each holder of Series B Preferred Stock will receive upon conversion of all of such holder’s shares of Series B Preferred Stock will be the number of shares equal to the Series B Conversion Rate (as defined below) multiplied by the number of shares of Series B Preferred Stock held by such holder (subject to a threshold amount). No fractional shares shall be issued upon the exercise of any conversion right. Any fractional shares that a holder would otherwise be entitled to will be rounded up to the next whole share. The “Series B Conversion Rate” means a fraction whose numerator is the Original Issue Price, which is $10.00 per share of Series B Preferred Stock, and whose denominator is the lesser of (i) the Reset Conversion Price or (ii) $12.50. The “Reset Conversion Price” means the greater of (a) $5.00 and (b) the 10-trading day volume-weighted average closing price of the Common Stock.

WTI Facility

On October 22, 2024, in connection with the entry by Innventure LLC into a Loan and Security Agreement with the WTI Lenders, as supplemented by the Supplement to the Loan and Security Agreement, the Company issued the WTI Warrants to purchase up to an aggregate total of 1,000,000 shares of Common Stock to WTI Fund X, LLC and WTI Fund XI, LLC (each an affiliate of the WTI Lenders). Each warrant is exercisable into one share of Common Stock at price of $0.01 per share (subject to certain limitations, adjustment and certain other rights to possible future financings in accordance with terms of the WTI Warrants) through March 31, 2025. The WTI Warrants include customary registration rights and change-of-control adjustments and may be exchanged, at each of WTI Fund X, LLC’s and WTI Fund XI, LLC’s option, for a cash amount equal to $15 million (in the aggregate), subject to adjustment to the extent a WTI Warrant is partially exercised, in lieu of exercise upon a change of control, at any time from and after the four-year anniversary of the Closing. Each of WTI Fund X, LLC and WTI Fund XI, LLC will also have the option to purchase up to $5 million (in the aggregate) or such amount as is necessary for each of WTI Fund X, LLC and WTI Fund XI, LLC to maintain its pro rata ownership in certain future financings conducted by the Company, subject to customary exclusions.

Issuance to Roth Capital Partners LLC

On October 31, 2024, pursuant to that letter agreement between Innventure LLC and Roth Capital Partners LLC (“Roth”), dated July 8, 2024, the Company issued to Roth 25,000 shares of Common Stock in settlement of $250,000 of transaction costs incurred by Innventure or its affiliates for certain capital markets advisory services (accordingly, at an effective price of $10.00 per share).

The Company issued each of the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 4(a)(2) thereof or Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2024 , none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description of Exhibits
2.1+
Business Combination Agreement, dated as of October 24, 2023, by and among Learn SPAC Holdco, Inc., Learn CW Investment Corporation, LCW Merger Sub, Inc., Innventure LLC and Innventure Merger Sub, LLC (incorporated by reference to Annex A to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

3.1
Amended and Restated Certificate of Incorporation of Innventure, Inc., filed with the Secretary of State of Delaware on October 2, 2024 (incorporated by reference to Exhibit 3.1 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

3.2	By-laws of Innventure, Inc. (incorporated by reference to Exhibit 3.2 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).
3.3^
Certificate of Designation of Series B Preferred Stock, dated October 2, 2024, of Innventure, Inc. (incorporated by reference to Exhibit 3.3 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

4.1	Form of Innventure LLC Series 1 Promissory Note (incorporated by reference to Exhibit 4.3 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).
4.2	Form of Accelsius Holdings LLC Convertible Promissory Note (incorporated by reference to Exhibit 4.4 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).
4.3
Secured Convertible Note and Warrant Purchase Agreement, dated as of June 3, 2021, by and among Innventus ESG Fund I, L.P., AeroFlexx, LLC, and the Investors party thereto (incorporated by reference to Exhibit 4.5 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

4.4
Amended and Restated Secured Convertible Promissory Note and Warrant Purchase Agreement, dated as of July 31, 2021, by and among Innventus ESG Fund I, L.P., AeroFlexx, LLC, and the Investors party thereto (incorporated by reference to Exhibit 4.6 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

4.5
Unsecured Promissory Note, dated as of May 2, 2024, between Innventure LLC and Michael Otworth (incorporated by reference to Exhibit 4.7 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

4.8
Form of Innventure Class B Warrant Cashless Exercise Description and Acknowledgment Letter (incorporated by reference to Exhibit 4.8 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

4.9
Warrant to Acquire Securities of Innventure, Inc., dated October 22, 2024, issued to WTI Fund X, LLC (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

4.10
Warrant to Acquire Securities of Innventure, Inc., dated October 22, 2024, issued to WTI Fund XI, LLC (incorporated by reference to Exhibit 4.2 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

10.1
Investment Management Trust Agreement, dated October 12, 2021, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 to Learn CW Investment Corporation’s Current Report on Form 8-K filed with the SEC on October 14, 2021).

10.2
Registration and Shareholder Rights Agreement, dated October 12, 2021, by and among Learn CW Investment Corporation, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to Learn CW Investment Corporation’s Current Report on Form 8-K filed with the SEC on October 14, 2021).

10.3	Form of Investor Rights Agreement (incorporated by reference to Annex H to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).
10.4
Sponsor Support Agreement, dated October 24, 2023, by and between Learn CW Investment Corporation, Innventure LLC and CWAM LC Sponsor LLC (incorporated by reference to Annex C to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.5
Member Support Agreement, dated October 24, 2023, by and among Learn CW Investment Corporation, Learn SPAC Holdco, Inc., Innventure LLC and the Innventure Members party thereto (incorporated by reference to Annex D to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.6
Loan and Security Agreement, dated March 30, 2023, between Innventure LLC and Accelsius Holdings LLC (incorporated by reference to Exhibit 10.6 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.7
Loan and Security Agreement, dated February 9, 2023, between AeroFlexx, LLC and Auto Now Acceptance Co, LLC (incorporated by reference to Exhibit 10.7 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.8
Offer Letter, dated September 7, 2023, between David Yablunosky and Innventure LLC (incorporated by reference to Exhibit 10.8 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.9
Class B Preferred Unit Purchase Agreement, dated as of January 14, 2022, by and among Innventure LLC and the Investors party thereto (incorporated by reference to Exhibit 10.9 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.10
Amended and Restated Class B Preferred Unit Purchase Agreement, dated as of June 1, 2022, by and among Innventure LLC and the Investors party thereto (incorporated by reference to Exhibit 10.10 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.11
Class B-1 Preferred Unit Purchase Agreement, dated as of August 25, 2023, by and among Innventure LLC and the Investors party thereto (incorporated by reference to Exhibit 10.11 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.12
Class D Preferred Unit Purchase Agreement, by and between Innventus ESG, AeroFlexx, and the Investors party thereto, dated as of November 10, 2021 (incorporated by reference to Exhibit 10.12 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.13
Series I Convertible Note Purchase Agreement, dated as of August 18, 2022, by and among Accelsius, Innventus ESG Fund I L.P. and the other parties thereto (incorporated by reference to Exhibit 10.13 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.14
Amended and Restated Series I Convertible Note Purchase Agreement, dated as of June 2, 2023, by and among Accelsius, Innventus ESG Fund I L.P. and the other parties thereto (incorporated by reference to Exhibit 10.14 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.15
Class A Series 2 Unit Purchase Agreement, dated as of July 19, 2022, by and among Innventus ESG Fund I, L.P., Accelsius Holdings LLC, and the Investors party thereto (incorporated by reference to Exhibit 10.15 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.16
Guaranty Agreement, dated as of April 22, 2020, by and between TOTAL S.A. and Innventure LLC (incorporated by reference to Exhibit 10.16 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.17
Envelope Recycling Program Services Agreement, dated July 1, 2020, between AeroFlexx, LLC and TerraCycle (incorporated by reference to Exhibit 10.17 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.18**
Contractor Agreement, dated as of June 3, 2019, by and between 4350 LAAD, Inc. and Innventure LLC (incorporated by reference to Exhibit 10.18 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.19
Master Intercompany Services Agreement, dated as of April 9, 2023, by and between Innventure LLC and AeroFlexx, LLC (incorporated by reference to Exhibit 10.19 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.20
Master Intercompany Services Agreement, dated as of April 24, 2023, between Innventure LLC and Accelsius Holdings LLC (incorporated by reference to Exhibit 10.20 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.21
Letter Agreement, dated October 7, 2021, among Learn CW Investment Corporation and its officers, directors, director nominees and the Sponsor (incorporated by reference to Exhibit 10.1 to Learn CW Investment Corporation's Current Report on Form 8-K filed with the SEC on October 14, 2021).

10.22
Amended and Restated Promissory Note, dated as of September 7, 2021, issued by Learn CW Investment Corporation in favor of Sponsor (incorporated by reference to Exhibit 10.2 to Learn Investment CW Corporation's Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on September 17, 2021).

10.23
Employment Agreement, dated as of July 29, 2022, by and between Innventure LLC and Michael Otworth (incorporated by reference to Exhibit 10.23 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.24
Employment Agreement, dated as of March 5, 2024, by and between Innventure LLC and Suzanne Niemeyer (incorporated by reference to Exhibit 10.24 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.25
Management Services Agreement, dated January 22, 2021, by and between Innventure LLC and L1FE Management Limited (incorporated by reference to Exhibit 10.25 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.26
Amendment to Management Services Agreement, dated October 1, 2021, by and between Innventure LLC and L1FE Management Limited (incorporated by reference to Exhibit 10.26 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.27
Summary of the Statement of Work, effective as of April 1, 2018, between Innventure LLC and Corporate Development Group LLC (incorporated by reference to Exhibit 10.27 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.28
Debt Conversion Agreement, dated October 31, 2023, by and between Innventure LLC and Innventure1 LLC (incorporated by reference to Exhibit 10.28 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.29
Amended & Restated Promissory Note, dated December 29, 2023, issued by Learn CW Investment Corporation in favor of Sponsor (incorporated by reference to Exhibit 10.1 to Learn CW Investment Corporation's Current Report on Form 8-K filed with the SEC on January 3, 2024).

10.30
Second Amended & Restated Promissory Note, dated March 19, 2024, issued by Learn CW Investment Corporation in favor of Sponsor (incorporated by reference to Exhibit 10.1 to Learn CW Investment Corporation’s Current Report on Form 8-K filed with the SEC on March 25, 2024).

10.31
First Amendment to Loan and Security Agreement, dated December 13, 2023, between Innventure LLC and Accelsius Holdings LLC (incorporated by reference to Exhibit 10.31 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.32**^
Patent Purchase Agreement, dated May 27, 2022, between Nokia Technologies, OY, Nokia Solutions and Networks, OY, and Accelsius Holdings LLC (incorporated by reference to Exhibit 10.32 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.33**^†
Technology License and Know-How Agreement, dated May 27, 2022, between Accelsius Holdings LLC, Nokia Technologies Oy, Nokia Solutions and Networks Oy, and Nokia of America Corporation (incorporated by reference to Exhibit 10.33 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.34
Patent and Know How License Agreement, dated February 15, 2018, between Air Assist LLC and The Procter & Gamble Company (incorporated by reference to Exhibit 10.34 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.35
Amended and Restated Patent and Know-How License Agreement, dated as of October 25, 2021, by and between the Procter & Gamble Company and AeroFlexx, LLC (incorporated by reference to Exhibit 10.35 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.36
Amendment No. 1 to the Investment Management Trust Agreement, dated April 25, 2024, by and between Learn CW and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to Learn CW Investment Corporation's Current Report on Form 8-K filed with the SEC on May 1, 2024).

10.37
Aircraft Time-Sharing Agreement, dated May 6, 2024, by and between Innventure LLC and Sugar Grove Ventures LLC (incorporated by reference to Exhibit 10.37 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.38
Aircraft Time-Sharing Agreement, dated May 6, 2024, by and between Innventure LLC and Corporate Development Group LLC (incorporated by reference to Exhibit 10.38 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.39
Amendment to the Statement of Work, effective October 1, 2021, between Innventure LLC and Corporate Development Group LLC (incorporated by reference to Exhibit 10.39 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.40^	Loan Agreement, dated as of July 1, 2024, among Innventure LLC, AeroFlexx, LLC, and AeroFlexx Packaging Company, LLC (incorporated by reference to Exhibit 10.40 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).
10.41
Second Amendment to Loan and Security Agreement, dated April 10, 2024, between Innventure LLC and Accelsius Holdings LLC (incorporated by reference to Exhibit 10.41 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.42
Third Amendment to Loan and Security Agreement, dated July 1, 2024, between Innventure LLC and Accelsius Holdings LLC (incorporated by reference to Exhibit 10.42 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.43^
Unsecured Promissory Note, dated August 20, 2024, by and between Innventure LLC and Glockner Family Venture Fund, LP (incorporated by reference to Exhibit 10.43 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.44^
Unsecured Promissory Note, dated August 22, 2024, by and between Innventure LLC and Dr. John Scott (incorporated by reference to Exhibit 10.44 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.45
Third Amended & Restated Promissory Note, dated June 28, 2024, issued by Learn CW Investment Corporation in favor of Sponsor (incorporated by reference to Exhibit 10.1 on Form 10-Q filed with the SEC on August 20, 2024).

10.46^
Form of Investment Agreement by and among Innventure, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.46 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.47
Warrant Agreement, dated October 12, 2021, between Learn CW Investment Corporation and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to Learn CW Investment Corporation’s Current Report on Form 8-K filed with the SEC on October 14, 2021).

10.48
Warrant Assumption Agreement, dated October 2, 2024, by and among Learn CW Investment Corporation, Innventure, Inc. (f/k/a Learn SPAC HoldCo, Inc.) and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Stock Company, LLC), as warrant agent (incorporated by reference to Exhibit 10.2 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.49
Amended and Restated Registration Rights Agreement, dated October 2, 2024, by and among Innventure, Inc., Learn CW Investment Corporation, CWAM LC Sponsor LLC and the undersigned parties listed thereto (incorporated by reference to Exhibit 10.3 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.50
Amended & Restated Investor Rights Agreement, dated October 2, 2024, by and among Innventure, Inc., and the undersigned parties listed thereto (incorporated by reference to Exhibit 10.4 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.51
Sponsor Support Agreement, dated October 24, 2023, by and between Learn CW Investment Corporation, Innventure LLC and CWAM LC Sponsor LLC (incorporated by reference to Annex C to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.52
Member Support Agreement, dated October 24, 2023, by and among Learn CW Investment Corporation, Learn SPAC Holdco, Inc., Innventure LLC and the Innventure Members party thereto (incorporated by reference to Annex D to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.53#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).
10.54#	Innventure, Inc. 2024 Equity and Incentive Compensation Plan (incorporated by reference to Annex K to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).
10.55^
Form of Investment Agreement by and among Innventure, Inc. and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.9 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.56
Waiver and Consent entered into on October 2, 2024, by and among, Learn CW, Holdco and Innventure (incorporated by reference to Exhibit 10.10 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.57
A&R Glockner Bridge Note, dated October 1, 2024, by and between Innventure LLC and the Glockner Family Venture Fund, LP (incorporated by reference to Exhibit 10.11 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.58
A&R Scott Bridge Note, dated October 1, 2024, by and between Innventure LLC and John Scott (incorporated by reference to Exhibit 10.12 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.59
Loan and Security Agreement, dated October 22, 2024, by and among Innventure LLC, WTI Fund X, Inc. and WTI Fund XI, Inc. (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

10.60
Supplement to the Loan and Security Agreement, dated October 22, 2024, by and among Innventure LLC, WTI Fund X, Inc. and WTI Fund XI, Inc. (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Innventure, Inc.’s Registration Statement on Form S-1 filed with the SEC on November 4, 2024).
31.1*	Rule 13a-14(a) Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended September 30, 2024.
31.2*	Rule 13a-14(a) Certification by David Yablunosky, Chief Financial Officer, for the quarter ended September 30, 2024.
32.1*	Section 1350 Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended September 30, 2024.
32.2*	Section 1350 Certification by David Yablunosky, Chief Financial Officer, for the quarter ended September 30, 2024.
99.1*	Unaudited condensed financial statements of Learn CW Investment Corporation for the nine months ended September 30, 2024 and 2023.
101*
The following financial statements from Innventure, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2024 and 2023 (Unaudited)
(iii) Condensed Consolidated Statements of Changes in Mezzanine Capital for the nine months ended September 30, 2024 and 2023 (Unaudited)
(iv) Condensed Consolidated Statements of Changes in Unitholders' Deficit for the nine months ended September 30, 2024 and 2023 (Unaudited)
(v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)
(vi) Notes to Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________
*    Filed herewith
**    Certain identified information has been excluded from this exhibit pursuant to Rule 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential.

†    The Registrant respectfully submits that it has filed a Confidential Treatment Request with the Commission with respect to this exhibit.
+    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Innventure, Inc. agrees to furnish a copy of any omitted schedule to the SEC upon request.
#    Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innventure, Inc.

Date: November 14, 2024

/s/ Gregory W. Haskell

Name: Gregory W. Haskell
Title: Chief Executive Officer

Date: November 14, 2024

/s/ David Yablunosky

Name: David Yablunosky
Title: Chief Financial Officer