Form 10-K
period 2024-12-31
Innventure, Inc.
filed 2025-04-14
CIK 2001557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42303
___________________________
INNVENTURE, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	93-4440048
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6900 Tavistock Lakes Blvd, Suite 400 Orlando, Florida	32827
(Address of principal executive offices)	(Zip Code)
(321) 209-6787
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	INV	The Nasdaq Stock Market, LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange. The registrant’s common stock began regular-way trading on the Nasdaq Global Market on October 3, 2024.
As of April 8, 2025, the registrant had 47,106,300 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references in this Annual Report on Form 10-K (“Form 10-K”) to “Innventure,” the “Company,” “we,” “our” or “us” refer to Innventure, Inc. and its consolidated subsidiaries.
This Form 10-K contains forward-looking statements, including statements about the Company’s business model, the financial condition, results of operations, earnings outlook and its Operating Companies’ (as defined below) prospects. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements generally relate to future events or the Company’s future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are often identified by future or conditional words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “will,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the Company’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Form 10-K. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the parties) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The risks and uncertainties include, but are not limited to, those factors discussed and identified in other public filings made with the Securities and Exchange Commission (the “SEC”) by the Company and the following:
•expectations regarding Innventure’s and the Innventure Companies’ (as defined below) strategies and achieve future financial performance, including their respective future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and Innventure’s ability to invest in growth initiatives;
•the implementation, market acceptance and success of Innventure’s and the Innventure Companies’ business models and growth strategies;
•Innventure’s future capital requirements and sources and uses of cash;
•Innventure’s ability to meet the various conditions, including the available cash and performance targets and issuance of warrant instruments to the WTI Lenders (as defined below), and access any additional installments draws, if available, under the WTI Facility (as defined below);
•Innventure’s ability to meet the various conditions and satisfy the various limitations under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), including exchange caps, issuances and subscriptions based on trading volumes, to continue to access the funds available under the SEPA or the Securities Purchase Agreement and related Convertible Debentures (as defined below) due to certain conditions, restrictions and limitations set forth therein;
•certain restrictions and limitations set forth in Innventure’s debt instruments, which may impair Innventure’s financial and operating flexibility;
•Innventure’s and the Innventure Companies’ ability to generate liquidity and maintain sufficient capital to operate as anticipated;
•Innventure’s ability to obtain funding for its operations and future growth and to continue as a going concern;
•the risk that the technology solutions that Innventure and the Innventure Companies license or acquire from third parties or develop internally may not function as anticipated or provide the benefits anticipated;

•developments and projections relating to Innventure’s and the Innventure Companies’ competitors and industry;
•the ability of Innventure and the Innventure Companies to scale the operations of their respective businesses;
•the ability of Innventure and the Innventure Companies to establish substantial commercial sales of their products;
•the ability of Innventure and the Innventure Companies to compete against companies with greater capital and other resources or superior technology or products;
•Innventure and the Innventure Companies’ ability to meet, and to continue to meet, applicable regulatory requirements for the use of their products and the numerous regulatory requirements generally applicable to their respective businesses;
•the outcome of any legal proceedings against Innventure or the Innventure Companies;
•Innventure’s ability to find future opportunities to license or acquire breakthrough technology solutions from multinational corporations (“MNCs”) or other third parties (collectively, “Technology Solutions Providers”) and to satisfy the requirements imposed by or to avoid disagreements with its current and future Technology Solutions Providers;
•the risk that the launch of new companies distracts Innventure’s management from its subsidiaries and their respective operations;
•the risk that Innventure may be deemed an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), which would impose burdensome compliance requirements and restrictions on its activities;
•Innventure’s ability to sufficiently protect the intellectual property (“IP”) rights of itself and its Operating Companies, and to avoid or resolve in a timely and cost-effective manner any disputes that may arise relating to its use of the IP of third parties;
•the risk of a cyber-attack or a failure of Innventure’s information technology and data security infrastructure;
•the ability to recognize the anticipated benefits of the Business Combination;
•geopolitical risk and changes in applicable laws or regulations, including with respect to foreign trade policy and tariffs;
•potential adverse effects of other economic, business, and/or competitive factors;
•operational risks related to Innventure and its Operating Companies, which have limited or no operating history; and
•the limited liquidity and trading of Innventure’s securities.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. All forward-looking statements in this Form 10-K are made as of the date hereof, based on information available to Innventure as of the date hereof, and Innventure assumes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

PART I
Item 1. BUSINESS.
Overview
Innventure founds, funds, and operates companies with a focus on transformative, sustainable technology solutions that we acquire or license from technology innovators. These technology innovators are typically MNCs but need not be MNCs. In connection with the founding of a new company, we look to establish a collaborative relationship with at least one MNC that (1) has expressed a need for, and an interest in using or distributing, the specific technology that we intend to commercialize and (2) we expect will become a channel partner capable of providing a path to market adoption, distribution and/or revenue for the new company. This collaborating MNC, which we refer to as a channel partner, may be the entity from which we source the technology or it may be an unrelated entity. As owner-operators, our goal is to take what we believe to be breakthrough technologies from evaluation to scaled commercialization utilizing an approach designed to help mitigate risk as we build disruptive companies that we believe have the potential to achieve a target enterprise value of at least $1 billion. When we say “disruptive,” we mean innovations that, in our opinion, have the ability to significantly change the way businesses, industries, markets, and/or consumers operate. We have launched four such companies since inception: PureCycle Technologies, Inc. (“PureCycle” or “PCT”) in late 2015 (technology initially sourced from The Procter & Gamble Company (“P&G”)), AeroFlexx, LLC (“AeroFlexx” or “AFX”) in 2018 (technology sourced from P&G), and Accelsius Holdings LLC (“Accelsius” or “ACC”) in 2022 (technology initially sourced from the Nokia Corporation (“Nokia”)), and Refinity Olefins, LLC (“Refinity”) in 2024 (technology initially sourced from the VTT Technical Research Centre of Finland (“VTT”); collaboration agreement with The Dow Chemical Company (“Dow”) signed). PureCycle became a publicly traded company in 2021 and, as of the date of this report, Innventure no longer has an economic interest in PureCycle. We refer to AeroFlexx, Accelsius and Refinity as “Innventure Companies” and to the Innventure Companies along with those subsidiary companies that Innventure may found, fund, and operate going forward as the “Operating Companies.”
Innventure’s approach to identifying and commercializing disruptive technology opportunities is designed to help mitigate the risks associated with building start-up businesses by sourcing technology from MNCs and other technology innovators. An important part of our approach is our collaboration with MNCs. These relationships give us access to disruptive opportunities, a combination of thoroughly researched and well-protected technology solutions that potentially satisfy unmet market needs, along with market data and customer insights unavailable to most new ventures. We seek MNC relationships that we believe can provide value as channel partners and serve as catalysts for market adoption of the technology solutions we look to commercialize.
We use our systematic, repeatable DownSelect (as defined below) process to analyze each opportunity across a range of key success factors, including: (1) the disruptive potential, (2) the likelihood for accelerated early adoption driven by economic value creation, (3) the potential to materially address sustainability issues and drive economic value for business-to-business (“B2B”) customers, (4) the ability to create sustainable competitive advantage, (5) the projected ability to generate rapid, sizable financial returns and (6) the potential to create target enterprise value of at least $1 billion. DownSelect uses MNC’s proprietary market and customer data along with our own rigorous analytics to assess each opportunity and seeks opportunities for the MNC to help accelerate early market adoption by becoming early customers or offering channel access.
The DownSelect process consists of four separate phases, with successive phases building on work done in the previous phases and deepening the level of analyses done as opportunities progress through the process.

Phase 1 – Opportunity Screen: Innventure’s team screens opportunities that are reflective of the four dimensions of the DownSelect Process; (1) technology developed by an MNC or other technology innovator, (2) significant market need, (3) transformative solution and (4) strategic execution. We analyze high level business, financial, and technology issues to determine if the opportunity meets our key success criteria.

Phase 2 – Critical Factor Assessment: We identify, assess, and prioritize an opportunity’s critical success and risk factors and develop a plan (to be executed in Phase 3) for in-depth systematic evaluation to quantify value, address critical factors for success of a new business built around the opportunity, and mitigate risk factors. This is an internal assessment to determine if an opportunity is sizable, transformative, and meets the minimum threshold for advancement.
Phase 3 – Comprehensive Quantification: The Innventure team conducts a comprehensive review across all DownSelect dimensions. A core focus is on quantitative analysis and strategy of the immediate new value created for customers. We quantify the potential economic value to the B2B customer, create a pricing model that is sufficiently compelling to predictably drive early adoption, and conduct bottoms-up, real-world testing to further validate key hypotheses, especially around enabling critical success factors and mitigating critical risks. We develop initial financials, including revenue models and capital and operating cost estimates; define preliminary organizational structures and business plans; conduct field validations, often including prospective customer interviews, pilot manufacturing and additional concept and product testing, to help validate critical assumptions.
For an opportunity that successfully passes through Phase 3, the DownSelect team, in collaboration with Innventure senior leadership, recommends to the Board of Directors (the “Board”) that the opportunity move to Phase 4 and proceed to create a new Innventure Company.
Phase 4 – Strategy & Formation: We set the initial strategy, including go-to-market strategies and initial business plan, for the Innventure Company, secure control of the technology via licensing or ownership, and create the new company.
The DownSelect process typically takes six to nine months, though it may take as little as a few weeks to decline an opportunity and as long as a year or more from the start of Phase 1 to full approval to launch a new company. The process is managed by the DownSelect team with support from the broader Innventure team as well as external subject matter experts as required. The primary goal of the process is to confirm that an opportunity meets the key DownSelect criteria, and that we believe that the business has the potential to achieve or exceed a target enterprise value of at least $1 billion. At the completion of the DownSelect process, a new Innventure Company is created, and the approved opportunity is transferred to the new company, at which time Innventure appoints the board of directors and initial management team, typically consisting of Innventure principals and personnel. Innventure selects executives and managers who it believes to have the requisite technical and operational expertise to scale enterprises built around disruptive technologies. Previously, Innventure owned and operated the Innventure Companies and maintained control at least through early scaling. As part of the new Disruptive Conglomerate Model, Innventure intends to retain majority (or sole) ownership.

When an opportunity satisfies our DownSelect criteria, we seek to acquire or license the technology solution from the MNC or other technology innovators and use the initial business plans developed during our DownSelect process as the basis to launch a new “Innventure Company” with initial funding provided by Innventure. From an investor perspective, this model is intended to bring founder shares of a company with a target enterprise value of at least $1 billion onto the Innventure balance sheet, which we believe can provide excellent potential returns for Innventure shareholders as described in more detail in this section.
Historically, and prior to the Business Combination, the Innventure model targeted exits for our new companies at 5-7 years after inception through a sale, initial public offering or merger, including a merger with a special purpose acquisition company. In 2024, we determined that this approach could result in exiting companies prior to creating their maximum shareholder value.
As we continue to advance the Innventure model, we have moved to an approach designed to allow us to build and hold companies, with goals of generating positive cash flows of one or more majority-owned new Innventure companies and maximizing value for investors and other stakeholders. As part of our recently adopted “Disruptive Conglomerate Model,” Innventure intends to retain majority (or sole) ownership. We believe that holding majority stakes in companies allows those companies to mature further and gives us the opportunity to derive greater value from those companies as we operate them over the long term. We are currently deploying this model for Accelsius and Refinity. While an opportunistic sale or other disposition of one or more of our majority-held companies could occur in the future, exit transactions are not expected to be a factor in the business plans for Accelsius or Refinity or for future Operating Companies.
Innventure was founded in 2015 and currently operates its business under a Delaware limited liability company that was formed in 2017. Innventure is a Delaware corporation following the closing of the Business Combination. Our phone number is (321) 209-6787. Our website is www.innventure.com. Information contained on or accessible through our website is not incorporated by reference into this report and should not be considered a part of this report.
We are led by Gregory W. (Bill) Haskell, our Chief Executive Officer (“CEO”), who also serves as a Class I Director; David Yablunosky, our Chief Financial Officer (“CFO”), who also serves as a Class II Director; our Founders, Mike Otworth, who also serves as our Executive Chairman, and Dr. John Scott, who also serves as our Chief Strategy Officer; and Roland Austrup, our Chief Growth Officer; and a strong team of senior leaders that bring experience and expertise in scaling start-ups, capital markets, operations, marketing, and technology evaluation.
Corporate Structure
As of March 7, 2025, Innventure LLC owns 37.9% of AeroFlexx, and the remainder of AeroFlexx is collectively owned by Innventure and AeroFlexx directors, officers and employees (9.0%); Innventus ESG Fund I, L.P. (the “ESG Fund”) (34.7%); and investors external to Innventure and AeroFlexx (18.4%). Further, as of March 7, 2025, Innventure LLC owns 52.7% of Accelsius, and the remainder of Accelsius is collectively owned by Innventure and Accelsius directors, officers, and employees (25.5%), the ESG Fund (4.1%), and investors external to Innventure and Accelsius (17.7%). As of March 7, 2025, Innventure LLC owns 71.8% of Refinity Holdings, LLC (“Refinity Holdings”), an affiliate of Dow is expected to own 5.0%, and the remainder of Refinity Holdings is collectively owned by Innventure and Refinity Holdings directors, officers, and employees (28.2%). Refinity Holdings owns 100% of Refinity. Innventure, through Innventure LLC as its subsidiary, owns 37.9%, 52.7% and 71.8% of AeroFlexx, Accelsius and Refinity Holdings, respectively.
Following the Business Combination, the Class PCTA Units and Class I Units remain outstanding and their holders retain the limited voting rights attendant thereto with respect to matters concerning Class PCTA and Class I business. Innventure otherwise owns all of the membership interests in Innventure LLC.
Following the Business Combination, Innventure’s wholly owned subsidiaries, Innventure Management Services, LLC (“Management Services”) and Innventure GP LLC (“Innventure GP”) continue to serve as the manager and general partner, respectively, of the ESG Fund and, correspondingly, Innventure will continue to accrue management fees for providing investment management services to the ESG Fund. Following the Business Combination, the ESG Fund owns 32.5% of AeroFlexx and 4.3% of Accelsius.
The ESG Fund was formed on August 17, 2018, and commenced operations on the same day. The ESG Fund was formed to make venture capital (“VC”) investments in and contribute capital to certain Innventure Companies. Innventure’s wholly owned subsidiaries, Management Services and Innventure GP, serve as the manager and general partner, respectively, of the ESG Fund. Voting and investment power over the ESG Fund’s investments, including the AeroFlexx and Accelsius units held by the ESG Fund, is exercised by the investment committee of Management Services, which consists of Roland Austrup (Innventure’s Chief Growth Officer), Lucas Harper (Innventure’s Chief Investment Officer), and Dr. John Scott (Innventure’s Chief Strategy Officer). The Company, through Innventure LLC, earns management fees for providing investment management services to the ESG Fund.
Market Opportunity
In 2022 alone, the top 100 companies by research and development (“R&D”) expenditure spent over $700 billion on R&D. Many patents fail to be commercialized for various reasons, including misalignment with core business strategies, lack of commercialization resources, and poor timing in the market. While MNCs excel at developing well-protected technologies for their existing businesses, we believe that many MNCs invent additional technologies with significant potential value that may best be realized by a different approach. Our goal is to collaborate with MNCs to commercialize these high potential technology assets, providing a return on the R&D investment and, most importantly, creating products and services based on those technology solutions that will benefit the MNCs and their customers. We look to source technology solutions that come with a strong IP portfolio, market data that supports business plan development, and channel access that helps accelerate the commercialization timeline for the disruptive new company. Technologies can be sourced from MNCs, as well as from other technology innovators.
Closed Loop Partnership Model

Our Closed Loop partnership model is designed to capitalize on Innventure’s, MNCs’ and other technology innovators’ respective complementary capabilities. MNCs and others fund extensive R&D programs which create technology solutions with the potential to satisfy significant unmet market needs. MNCs also have the potential to serve as valuable channel partners that can provide paths to distribution and/or revenue for our operating companies. We use the term “Closed Loop partnership model” to describe an ongoing collaboration in which (1) the MNC typically provides proprietary insights and data about the markets they serve, particularly focusing on unmet needs or unsolved customer problems in those markets, as well as access to the market via existing channels and/or customers; and (2) IP-protected technology solutions that satisfy those unmet needs are sourced from that MNC or a different MNC or technology innovator. In furtherance of our Closed Loop partnership model, Innventure assesses the relevant technology solution and, if it meets Innventure’s rigorous screening criteria, Innventure seeks to acquire or license the solution and use it as the basis for a new Innventure company. A Closed Loop partnership can be one in which the MNC itself is an initial customer for the product or service of the new Innventure company and where early adoption of the solution by the MNC helps enable rapid growth of the new company. Alternatively, technology may be sourced from an entity that is not an MNC or that is not a potential channel partner if Innventure believes that it can establish a relationship with an MNC that will serve as a channel partner that can enable market adoption of the technology that Innventure seeks to commercialize.
Potential Benefits to Innventure
For Innventure, the Closed Loop partnership model seeks to provide access to disruptive, developed technology solutions from MNCs and other technology innovators that satisfy well-understood and unmet market needs along with the proprietary market and customer data to help Innventure advance the development and commercialization approach. Some of the potential benefits to Innventure include the following:
•Access Advantage: The relationship with an MNC provides unique access to MNC technologies and/or the information needed to help Innventure evaluate a disruptive technology solution in the context of specific unmet market needs. Using both data from the MNC and its own evaluations, Innventure determines if the opportunity should progress to a new Innventure Company.

•Developed Technology Solutions: MNCs invest significant time, money, and technical expertise in developing and protecting innovative technology solutions that satisfy unmet market needs for them and their customers. This all occurs well before Innventure acquires the technology solution. A new Innventure Company that sources the technology solution from an MNC—including IP such as patents and trade secrets, product prototypes, manufacturing equipment, and other assets—has access to the MNC’s technical expertise for transfer and early industrialization of the technology, all of which helps reduce commercialization time, save money, and mitigate common risks inherent to start-ups.
•Institutional Data Set: MNCs also spend significant time and money developing deep, proprietary market knowledge, which is very difficult for a typical new venture to replicate. MNCs are in a position to provide Innventure with highly robust data, including market insights and customer testing, to understand unmet market needs and to assess the technology solution and potential business models.
•Early Customer Adoption: We believe MNCs with which we collaborate will be motivated to catalyze market adoption of a technology solution by becoming early customers and/or providing channel access to facilitate the initial customer base to drive financial and strategic value. When Innventure sources technology from an entity that is not expected to be a channel partner, it seeks to establish a relationship with an MNC that will serve as a channel partner for the new company. In some cases, MNCs may choose to sign offtake agreements with the new company and/or facilitate access to prospective customers within their sphere of influence (e.g., suppliers or customers). We believe when an MNC is the original “inventor” or an early adopter of the technology solution, it may bring immediate credibility to the new Innventure Company which can lead to greater interest from potential customers.
Business Model Today
Innventure’s business model is the culmination of lessons learned over the past three decades. In 1993, when the first version of what is now Innventure was created, we studied both failed and successful startups to understand how to identify and manage risks to achieve a higher success rate for early-stage companies. We believe we have built a repeatable, systematic, risk managed approach to business building that is substantially different from traditional VC models. Innventure is not a venture capital company. VCs typically make many minority investments, assuming that only a small percentage will succeed and do not operate the underlying companies. In contrast to this approach, Innventure maintains controlling stakes in a limited number of operating companies that we vet, launch, build, fund and operate, with the goal of operating these companies over a long-term period. The Innventure model is designed to help mitigate the significant risks inherent to establishing and building disruptive businesses.
Using our proprietary DownSelect approach, we focus on assessing and mitigating risk well before the new Innventure Company is formed. When we do launch, we believe new Operating Companies are more mature than typical startups, due to the extensive investment by the MNC or other technology innovators in developing technology solutions, the rigor of the Innventure DownSelect process, and the experience of our Innventure company leaders. This prospective head start, coupled with the other components of the Innventure model, are designed to yield a higher success rate than other start-ups and VC-backed companies.
The Business Combination
On October 24, 2023, Learn CW Investment Corporation (“Learn CW”) and Innventure LLC entered into a business combination agreement (the “Business Combination Agreement”) with Learn SPAC HoldCo, Inc. (“Holdco”), LCW Merger Sub, Inc., a direct, wholly-owned subsidiary of Holdco (“LCW Merger Sub”) and Innventure Merger Sub, LLC, a direct, wholly-owned subsidiary of Holdco (“Innventure Merger Sub” and, together with LCW Merger Sub, the “Merger Subs”). On September 30, 2024, the stockholders of Learn CW approved the business combination (the “Business Combination”), and the Business Combination closed on October 2, 2024 (the “Closing Date”). The Business Combination has been accounted for using the acquisition method of accounting. The Company determined the accounting acquirer to be Holdco. Accordingly, the Company recorded assets acquired, liabilities assumed and non-controlling interest at their acquisition date fair values and recognized goodwill.
Pursuant to the Business Combination Agreement, among other things, (i) LCW Merger Sub merged with and into Learn CW (the “LCW Merger”), with Learn CW as the surviving company of the LCW Merger and (ii)

Innventure Merger Sub merged with and into Innventure (the “Innventure Merger” and together with the LCW Merger, the “Mergers”), with Innventure LLC as the surviving entity of the Innventure Merger. Following the Mergers, each of Learn CW and Innventure LLC became a subsidiary of Holdco, and Holdco became a publicly traded company. Holdco changed its name to Innventure, Inc. in connection with the Business Combination.
Sustainability as a Value Driver
We believe sustainability issues create new markets and are primary drivers of revenue, cost, and risk that impact value creation for long-term business performance for many of the verticals in which Innventure focuses. MNCs and others are increasingly focused on sustainability. The Innventure model is designed to help MNCs and others meet their sustainability goals by building companies around technology solutions that deliver sustainability benefits and assist MNCs and others in achieving their stated sustainability objectives. Our approach is that sustainability must first be economically viable. We focus on opportunities that we believe are commercially viable and profitable over time scales measured in decades and that provide a positive impact on the planet. As demonstrated by the success of PureCycle, Innventure Companies not only have the potential to create economic value but have also progressed products that have potential for significant positive impact on the environment.
•PureCycle: Purifies and recycles post-industrial and post-consumer polypropylene waste back to a like virgin grade polymer, usable across a broad range of applications and markets. PureCycle became a publicly traded company in 2021 and, as of the date of this report, Innventure no longer has an economic interest in PureCycle.
•AeroFlexx: Combines the best attributes of flexible pouches and rigid bottles to provide consumer packaged goods (“CPG”) companies with a novel, curbside recyclable primarily liquid package that uses up to 85% less virgin plastic than standard rigid bottles, significantly simplifies packaging supply chains, and enables innovative package shapes and creative artwork. AeroFlexx is in the early stages of operations and is beginning to ramp up its commercial production capabilities. The current manufacturing footprint installed and on order is projected to be sufficient to meet projected demand through mid-2025.
•Accelsius: Delivers a transformative industry solution to thermal management to central processing units (“CPUs”) and graphics processing units (“GPUs”) in datacenter and telecommunications applications, with potential to allow operators to increase computational throughput and capacity, increase revenue, reduce operating costs, increase energy efficiency, and drive sustainability across server, switching, and edge computing environments. Accelsius is an early-stage company that is just beginning revenue-generating operations. Accelsius has been focused on developing and commercializing data center cooling products since its inception in 2022 and delivered customer proof-of-concept pilots in Q2 2024.
•Refinity: Intends to commercialize process technologies for converting low cost, abundant plastic waste to drop-in chemicals directly useful in and consumable by the existing petrochemical supply chain.
Innventure is committed to long-term sustainability and making the planet a better place to live for all, while simultaneously creating significant enterprise value for our shareholders.
Competition
We view our competition through two frameworks: competition to acquire technologies from MNCs and other technology innovators and competition faced by our Operating Companies.
Other Technology Acquirers
We believe we have a unique offering for MNCs and other technology innovators looking to monetize and commercialize their R&D. We believe VC firms and other potential acquirers who are active in the market typically do not possess the in-house business creation and operations management that is at the core of the Innventure strategy. Some VCs and other potential acquirers invest in companies who license IP from universities, nonprofit research institutes, or national laboratories. In those cases, the VC and other potential acquirer need to spend significant time and effort building an initial team and starting the business, then transferring and often further incubating technology, developing products, and defining business plans. We don’t believe any VCs and other potential acquirers have a business model that is as comprehensive, vertical agnostic and focused on creating new companies that can achieve a target enterprise value of at least $1 billion as Innventure.
Other potential competition might include individual entrepreneurs looking to purchase technology solutions from an MNC or other technology innovator. We believe that while individual entrepreneurs may have the right technical or business skills, they frequently lack the credibility and financial resources to meet the requirements for the top, most disruptive technologies resident in MNCs and other technology innovators. We also believe these entrepreneurs can lack the resources and business infrastructure to quickly establish a new company, reducing the likelihood of a successful commercialization process. Members of Innventure’s core team have put into practice various components of the DownSelect model for choosing opportunities to scale over the past thirty years. This history, along with our ability to work in collaboration with Technology Solutions Providers, are key drivers of Innventure’s success to date and critical to Innventure’s future growth.
Innventure Company Competition
The competition at the Innventure Company subsidiary level varies by company and by the markets they serve. The examination of the competitive landscape is a key component of the DownSelect process. Innventure is focused on building companies that have unique products that will transform industries. More detail on competition for both AeroFlexx, Accelsius and Refinity are provided below in the business sections related to each company.
Intellectual Property
For an opportunity that meets all DownSelect criteria and for which Innventure enters into a contract to license or acquire technology from an MNC or another technology innovator, Innventure focuses on acquiring commercial control of the application of all IP related to the specific opportunity. Each such contract is unique is crafted to address long-term value sharing among Innventure, the new Innventure Company, and the technology provider. Such a contract typically involves Innventure or the new Innventure company acquiring or licensing the IP for use in defined applications and geographies, and Innventure’s objective is to maintain maximum freedom to practice (with unlimited access and control as the primary goal) across many applications, industries, markets, and geographies for the new company which will be built around and, ideally, ultimately take ownership of the IP. In some cases, Innventure will license IP instead of fully acquiring the rights, but the license must provide that Innventure and the new company has sufficient exclusive access to practice and commercialize a technology solution defined by the IP across the broadest set of applications, industries, markets, and geographies in order to meet Innventure’s goals. Also in selected cases, Innventure may agree to a limited number of applications, industries, markets, and/or geographies if the MNC or other technology innovator intends to use the IP in one or more existing business(es), and Innventure often provides a grant-back license to practice the IP for its own business but not for sale or sharing with other unaffiliated enterprises.
Since most opportunities are enabled by novel technology solutions, IP typically includes but is not limited to invention disclosures, patent applications, granted patents, trademarks, trade secrets, institutional know how, process and product prototypes, pilot and demonstration systems, process and product plans and designs, market data, customer insights, customer and market testing and validation, field, and production data, related to the technology solution. In selected cases, IP may relate to a business or service model innovation.
Each new Innventure Company, including AeroFlexx, Accelsius and Refinity, develops or intends to develop company-specific IP strategies that build on and expand their IP portfolios to provide protection of processes, products, services, business models, and other innovations and support the continued growth of the companies. For example, Accelsius is based on a two-phase direct-to-chip passive liquid cooling technology acquired from Nokia, which Accelsius productized as an active, pumped solution to design approaches to solve the challenge of increasing server rack power density and meet the rising demand for efficient cooling systems in datacenters and telecommunication systems.

Human Capital Management
Total Compensation and Rewards
We provide competitive compensation and benefits, which include market-based pay keyed to relative industry data. We offer a full complement of health and welfare benefits such as health, dental, vision, life insurance, and accidental death and dismemberment insurance. A 401(k)-retirement plan with company match is offered. In addition, employees are granted equity awards in newly created Innventure Companies through various programs to promote equity proprietorship opportunities.
Workforce Culture
We focus on building a workforce that is responsive to customer needs, attentive to being efficient and cost conscious for our financial stakeholders, and entrepreneurial and innovative in seeking to create new disruptive companies. We actively recruit talent that builds a culture reflective of the desires and the needs of the customers we partner with and serve. We actively support equal opportunity employment and provide a working environment of equity and inclusion for all employees.
Employees
The aggregate number of employees employed by us and contractors engaged across Innventure, AeroFlexx, Accelsius and Refinity as of March 14, 2025 was 153.
Accelsius
Overview
Accelsius provides a direct-to-chip liquid cooling solution for servers (and other computing devices) in data centers and edge computing locations. Accelsius aims to exploit three powerful industry trends that it believes are converging:
1.an exponential predicted increase in the thermal footprint, or thermal design power (“TDP”), of server and GPU chipsets which are now beginning to exceed the capability of the incumbent refrigerated-air cooling systems;
2.increased and unpredictable global energy costs; and
3.an increased level of commitment to environmental sustainability, including from C-suites and corporate management teams.
Reducing data center power usage is a significant opportunity to meet public environmental, social and governance (“ESG”) commitments, but the predicted increase in TDP of future servers will make this extremely challenging.
Accelsius has developed NeuCool, a direct-to-chip liquid cooling solution using a scalable closed loop two-phase system with a dielectric coolant. Liquid coolant enters an evaporator plate that is installed directly on a CPU or GPU. Heat generated by the operation of the CPU or GPU causes the liquid coolant to boil, extracting energy and generating vapor that flows away from the evaporator plate through tubing to a separate condenser, where energy is extracted and coolant vapor returns to a liquid state. The liquid coolant is pumped back through common tubing, returning to the evaporator plate and starting the process again.
Market Opportunity
Approximately 3% of the world’s power is consumed by data centers, of which 40% is used for cooling. The global data center cooling market was $15.7 billion in 2022 and is expected to grow at a 17.1% compound annual rate growth (“CAGR”) to over $56 billion in 2030. Of this, the data center liquid cooling market is projected to grow at a 24.4% CAGR from $2.6 billion in 2023 to $7.8 billion in 2028. However, it is not just data center servers that would benefit from new cooling technologies. Other markets include edge computing and power electronics across a number of industry verticals, such as construction, healthcare and hospitals, manufacturing, media and entertainment, retail and wholesale and transportation and logistics. Edge computing is being driven by data gravity, i.e., the need to do processing as close as possible to where the data is generated. As datasets become exponentially larger, cost and latency issues drive a need for computing power in edge locations (e.g., in cell phone towers). The market intelligence firm 451 Group predicts that over 556,000 organizations globally will use Edge IaaS by 2027. Based on their prediction, we estimate that two million servers will be installed in edge locations annually by 2027. Because edge installations are often poorly suited for traditional refrigerated-air cooling, we believe two-phase, direct-to-chip cooling may be the most cost-effective and sustainable option.
In addition to energy costs, traditional cooling systems use a considerable amount of water. As an example, ChatGPT can use upwards of 0.5L of water for as little as 50 prompts. The newest cell phones require faster networks, smart technology is connecting all aspects of our lives, and artificial intelligence (“AI”) is being used at unprecedented levels. Current cooling technologies struggle with the rising heat densities associated with the processors to support these applications. For example:
•Components: Increased software stack (including AI) require higher performance processors which increase heat dissipation.
•Equipment: More powerful servers, routers, switches, cell tower base stations, and other computing equipment require improved system level cooling.
•Systems: Denser racks of equipment are dissipating more heat per unit area.
•Facilities: Heat management capacity of data center and telecom facilities are pushing the limits of current air cooling technologies.
•Growth: There are currently 4.1 GW of new data centers planned.
Sustainability Benefits
We believe Accelsius will allow its clients to meet their sustainability needs while providing a more affordable option. We also believe that, by adopting Accelsius cooling solutions, clients can more efficiently use their resources, capital, space, energy, and water. Direct-to-chip cooling offers large savings compared to air cooling in full scale deployments, specifically including:
•Total Cost of Ownership Savings: Cooling accounts for approximately 40% of a data center’s energy consumption.
•Space Savings: Accelsius allows data centers to densify, increasing the number of servers per rack, increasing the number of racks per unit area of data center, and increasing revenue for a given data center footprint and reducing costs as less space is used.
•Energy Savings: Eliminates air conditioning needs and costs associated with legacy air-cooling systems.
•Water Savings: Potential to eliminate water use in cooling system.
Value to Clients
The Accelsius solution allows clients to align data center operations with sustainability goals and increasingly competitive commercial requirements:
•Enables the adoption of high wattage processors. The American Society of Heating, Refrigerating and Air-Conditioning Engineers has suggested that the exponential increase of CPU and GPU wattages is expected to soon exceed the capacity of most existing air cooling systems.
•Dramatically improves density in the data center. With Accelsius’ technology, air heat syncs are not required, allowing more processing power in each server. Racks no longer must be depopulated to allow air flow, nor are cold and hot aisles needed.

•Allows more power to be allocated to computing rather than cooling. An average data center allocates around 40% of their power to cooling and other overhead. When power used for cooling is reduced, more incoming power for data centers can be used for computing tasks, and data center capacity can be increased dramatically. We estimate that we can reduce the power allocated to cooling by around 49%.
•Is compatible with legacy infrastructure. Although new data center builds will prioritize liquid cooling, brownfield sites are still actively introducing AI / machine learning (“ML”) and other dense workloads. Accelsius technology can fit in a standard rack and connect to existing facility water loops.
•Heat removal head room. We believe Accelsius technology will be designed to support not just this generation of processors, but many more to come. Standard CPU power consumption is expected to exceed 500 W and standard GPU power consumption is expected to exceed 700 W by the end of 2025, with high performance GPUs reaching 2000 watts in 2026. Based on the recent trajectory of increasing CPU and GPU power consumption, we believe there is a high likelihood that chips may reach temperatures of up to 2500 watts in the near future. The ability to cool these power processors helps protect the investment in Accelsius’ NeuCool technology.
History
The basic two-phase cooling technology underpinning NeuCool was developed at Nokia Bell Labs over a three-year period from 2019 to 2022. Innventure formed Accelsius in May 2022. Accelsius and Nokia executed a Patent Purchase Agreement dated May 27, 2022, and a Technology License and Know-How Agreement dated May 27, 2022, to transfer the passive, two-phase, direct-to-chip cooling technology from Nokia to Accelsius. Subsequently, Accelsius has significantly improved the technology to enhance its thermal cooling effectiveness and productized an active, pumped solution to make it more suitable for high volume production.
Current Status
Accelsius is an early-stage company that has recently begun revenue-generating operations, including initial shipments of product. Accelsius has been focused on developing and commercializing data center cooling products since its inception in 2022 and delivered its first products to market in Q3 2024. Accelsius has implemented development and applications testing capabilities at its headquarters in Austin, Texas. Accelsius has also built in-house fabrication capabilities for key heat transfer components and set up manufacturing and supply chain infrastructure.
Accelsius has signed binding revenue-generating agreements, as well as non-binding memoranda of understanding, with third parties with whom it will deploy NeuCool thermal management systems to operating data centers. These third parties include hardware equipment original equipment manufacturers (“OEMs”), value-added resellers, and data center operators, all of which Accelsius believes represent key customers across the data center and telecom industries. Accelsius engages with potential customers in a collaborative evaluation of project needs and technical fit, taking into consideration system requirements, existing/planned infrastructure, and both present and future customer objectives. Accelsius’ agreements typically outline an implementation process consisting of four phases: assessment, initial deployment, scaled deployment, and ongoing service.
Current manufacturing assets and supply chain infrastructure are anticipated to support market demand through mid- to late-2025, and additional capacity expansions and/or collaboration with selected contract manufacturers will be staged to meet customer needs as demand is expected to grow in 2025.
Customer Landscape and Growth Strategy
Accelsius’ go-to-market strategy is through partnerships. Accelsius has signed binding revenue-generating agreements, as well as non-binding memoranda of understanding, with third parties with whom it will deploy NeuCool thermal management systems to data centers. These third parties include hardware equipment OEMs, value-added resellers, and data center operators, all of whom Accelsius believes represent key customers across the data center and telecom industries. Accelsius will deliver kitted NeuCool cooling systems for inclusion in ecosystem partner server deployments. Specific components of the NeuCool systems are designed to work with standard CPUs and GPUs and will be common across all kits; other components will be customized to match specific server designs for each partner.
Competition
The potential size and high growth of the liquid cooling market has attracted several startup competitors across different liquid cooling technologies. This market has seen an influx of single-phase water cooling DLC competitors; however, we believe Accelsius and Zutacore are currently the only two companies that have sold two-phase refrigerant-based solutions in the market. With two-phase DLC becoming increasingly necessary to cool increasingly high powered chips, we believe that additional potential competitors will enter this market. Due to the complexity of designing and optimizing two-phase solutions, we believe that other potential competitors may face delays in entering this market.
The liquid cooling solution that Accelsius offers is well positioned compared to many other liquid cooling solutions because we believe it (i) uses the most thermally capable liquid cooling technology (two phase direct-to-chip) and (ii) is the most robust. Compared to other solutions, the Accelsius two phase direct-to-chip cooling solution is designed to provide high heat transfer capabilities in an easy-to-install form configured to work equally well with greenfield data center deployments and retrofits of servers in existing data centers. The Accelsius NeuCool solution does not use water as the working fluid, so no water ever comes in contact with critical, high value electronic components, and our solution is designed to be field serviceable. Accelsius’s product includes design features that allow data center technicians to swap and service components using industry standard practices.
Accelsius’ two phase direct-to-chip liquid cooling technology is an effective alternative to the limitations posed by other liquid cooling technologies. We summarize below some of the operational issues faced by competitive liquid cooling technologies based on that user feedback:
Single-Phase Immersion:
•Expensive (~$100,000 per tank) and with limited thermal headroom (< 50 KW);
•Requires modification (re-layout) of server internals for liquid flow and server warranty is usually void;
•Servicing requires removal of servers from sealed liquid cooling baths and is time consuming and expensive;
•Forklift upgrade of existing rack infrastructure and inefficient use of real estate; and
•Leading competitors include LiquidStack, Green Revolution Cooling, and TMGCore.
Two-Phase Immersion: In addition to the issues outlined above, two-phase immersion is also:
•Very expensive (~$175,000 per tank);
•Vapor can get trapped in the servers causing localized hot spots;
•Very few pilot implementations are expanded on because “no one wants tanks full of perfluoroalkyl and polyfluoroalkyl substances coolant in the data center;” and
•Leading competitors include LiquidStack, TMGCore and Submer.
Single-Phase Direct-to-Chip (e.g., water):
•Water leaks that can cause catastrophic failure in servers and are the most significant risk. Users state that water leaks around electronic components have occurred and destroyed the servers: “Not a question of ‘if’ it will leak, but ‘when’ it will leak”;
•Bio-fouling (biofilm build up) within pipes and cold plates is a concern;

•Cooling higher thermal densities requires large pumps and high pressure/flow rate of water (increasing chance of leaks & electricity use); and
•Leading competitors include CoolIT Systems and STULZ.
Intellectual Property
Accelsius has developed a comprehensive IP strategy initially built around five filed patent applications and one granted patent, with several improvements and new inventions moving through the patent application process. Accelsius is also using trade secrets to protect certain aspects of the technology solution and manufacturing process.
AeroFlexx and Refinity
Overview
AeroFlexx manufactures what we believe to be one of the first flexible packages designed to act like a rigid bottle (the “pak”). Its proprietary integrated valve eliminates the need for discrete closures, removes the need for pumps, and enhances the consumer use experience, while its proprietary air frame provides structural rigidity throughout the entire package lifecycle, including end of life collection and sortation. The package eliminates 50-70% of plastic used, potentially up to 85% less virgin plastic than traditional rigid bottles by incorporating recycled content and can be curbside recyclable where all plastic bottles are accepted1. Prior to filling, the package is shipped in a freight efficient flat pak format that reduces supply chain cost and complexity.
The product is also designed to solve the challenges of shipping liquids in the e-commerce channel while equally performing in traditional brick and mortar retail channels. It is ISTA-6 Amazon approved for both prep-free packaging and ship in own container, allowing customers to ship liquids more easily via the e-commerce channel. In our experience, the benefits of International Safe Transit Association (“ISTA”) certified packaging can be realized through cost savings, product protection, increased brand loyalty and greater customer satisfaction. The potential labor & cost savings stem from elimination of preparation materials.
AeroFlexx is headquartered in West Chester, Ohio. The firm’s 27,082 square foot facility currently has the initial commercial line installed with a nameplate design capacity of over 50 million units per year. We expect that two additional lines will be launched by the end of the second quarter of 2025.
Refinity intends to commercialize process technologies for converting low cost, abundant plastic waste to drop-in chemicals directly useful in and consumable by the existing petrochemical supply chain. Refinity believes that it is uniquely positioned for success because Refinity has exclusively licensed a proprietary advanced recycling process to convert minimally sorted, low-cost mixed plastic waste to drop-in chemicals, including olefin gases (e.g., ethylene and propylene) and hydrocarbon liquids (e.g., naphtha substitutes) at yields that Refinity believes are higher than other conversion technologies. Refinity plans to target the 240 million tonnes/year of mixed plastic waste that incumbent recycling technologies cannot typically use in a cost effective and scalable way. Additionally, Innventure’s collaboration with Dow is expected to provide engineering and operations insight for Refinity’s advanced recycling process, detailed understanding of what product quality is needed to integrate with typical petrochemical plant operations, and different site and plant integration options that take advantage of existing infrastructure.
Refinity exclusively licensed the rights to novel technology for advanced recycling of mixed plastic waste from VTT. The core technology is a proprietary application of fluidized bed processes that are routinely operated in the refining industry to make transportation fuels and in the petrochemical industry to make high volume chemicals. Fluidized bed processing uses very uniform and efficient heating and short residence times to convert waste plastics into the chemicals from which those plastics were originally made. We also expect the process to use a wider range of plastic waste feedstocks than competing technologies. Using the equipment and capabilities available at VTT, Refinity plans to tune operating conditions and optimize yields for different types of plastic wastes. Refinity also expects to use the equipment for the engineering studies needed to design the first plant.
1 Not recyclable in all communities. Check locally.

Market Opportunity
The global packaging market is estimated to generate annual sales of approximately $900 billion with an estimated average annual growth rate of 3.1% for rigid plastic and 4.7% for flexible plastic packaging over the next three to five years. The estimated addressable market for AeroFlexx applications is approximately $400 billion across several market categories including personal care, household products, food, pet care and industrial.
On average, 400 million tonnes per year of plastic are produced globally, and 380 million tonnes per year are disposed of as plastic waste. Of that, 46% of plastic waste is landfilled, 22% becomes litter, 17% is incinerated, and 15% is collected for recycling, with less than 9% actually recycled after losses. Refinity is targeting the 91% of plastic waste that is currently not recycled. Specifically, Refinity intends to focus on using the 240 million tonnes per year that are currently landfilled or incinerated.
At the yields that Refinity believes its fluidized bed process will convert plastic waste to drop-in chemicals, 240 million tonnes per year of plastic waste could be converted to hydrocarbon liquids and olefin gases valued at $150-200 billion annually. Further, with increasing consumer demand for more sustainable packaging; regulatory focus on restricting plastic waste exports, landfill, and incineration; and minimum recycled plastic content requirements, all of which could enable premiums for sustainable plastics (including sustainable feedstocks, such as naphtha or light olefins, for polymer and plastic production), the market for plastic recycling is strengthening. The global recycled plastics market size was valued at $51 billion in 2023 and is projected to grow to $107 billion by 2032. Current market prices for naphtha substitutes (e.g., hydrotreated pyrolysis oils and sustainable/circular naphtha) frequently indicate a significant premium over fossil naphtha.
Sustainability Benefits

Superior sustainability benefits are integral to AeroFlexx’s package design and overall value proposition. Refinity aims to divert plastic waste that is currently mishandled, landfilled, or incinerated and convert that waste to sustainable, drop-in chemicals for use in the existing petrochemical supply chain. We believe that the following sustainability benefits are potential targets:

•Package Circularity: AeroFlexx packaging can incorporate up to 50% recycled content without compromise.
•Life Cycle Analysis: By considering source reduction, recycled content, recyclability and eliminating excess packaging material in e-commerce, AeroFlexx can deliver up to 83% less waste to landfills, 69% greenhouse gas (“GHG”) reduction, and 73% less water use.
•UN Sustainable Goals Alignment: AeroFlexx can contribute to meeting several of the sustainable development goals (“SDGs”) outlined by the United Nations, including industry, innovation, and infrastructure; responsible consumption and production; climate action; and life below water.
•GHG emissions reduction relative to plastic waste incineration or pyrolysis: Internal LCA analysis indicated about -400 kg CO2-eq/tonne plastic waste for the Refinity fluidized bed conversion process compared to 1777 kg CO2-eq/tonne plastic waste for incineration and 739 kg CO2-eq/tonne plastic waste for pyrolysis, so Refinity believes that its process will reduce GHG emissions.
•Fossil source reduction: If all plastic waste from landfill and incineration (240 million tonnes per year) were converted to hydrocarbon liquids (e.g., naphtha substitute) at yields consistent with what Refinity believes are possible in the fluidized bed process, those hydrocarbon liquids could replace up to 80% of fossil naphtha; saving roughly 96 million tonnes per year of CO2-eq emissions.
Value to Clients
AeroFlexx can help drive growth and overall profitability through significant supply chain savings. This is accomplished through several supply chain benefits of the AeroFlexx pak:

•Reduces Complexity of Sourcing: AeroFlexx ships as a flat pak and replaces the bottle, cap and label that customers must procure from multiple sources and destinations.
•Reduced Transportation Cost and Footprint: prior to filling the package, shipping as a flat pak creates a form factor that takes up less than 10% of the space in shipping of an equivalent pre-formed empty rigid bottle, in addition to eliminating the need for cap and label supply chains. This reduces cost and environmental footprint by taking trucks off the road.
•Lowers Warehouse Requirements and Inventory Cost: with the AeroFlexx flat pak replacing pre-formed empty bottles, caps and labels, there is an overall reduction in the need for inventory space and overall cost associated with labor and working capital.
•ISTA-6 Amazon Approved: for shipping liquids via the e-commerce channel, reductions in damages from breakage, leakage and handling can generate significant savings through lower returns or refund rates and reduced overall package and labor costs.
•Omni-Channel Ready: the pak is omni-channel ready as soon as it is filled with liquid product from the AeroFlexx filling machine, which we expect to eliminate stock keeping unit proliferation based on desired sales distribution channel.
•New Size/Shape Development Efficiency: flexible manufacturing eliminates the need for capital intensive molds and tooling costs, which may enable rapid adoption at a much lower cost.
•Product Safety: designed with hygiene in mind with tamper proof packaging that eliminates the use of a discrete closure with AeroFlexx proprietary integrated valve (e.g., no need for a separate cap, pump or package sealing and dispensing device) to help keep products safe and prevent product losses.
Currently, the limitations for Refinity’s clients to fully embrace and scale plastic circularity is economic viability and plastic waste sourcing. Refinity believes that its fluidized bed process provides unique benefits that:
•Enable higher yield conversion of plastic waste to olefin gases and hydrocarbon liquids. VTT has demonstrated that the fluidized bed process converts plastic waste to olefin gases at higher yield than conventional pyrolysis processes, potentially enabling two to three times higher productivity when the fluidized bed process feeds olefin gases directly to petrochemical steam cracker operations.
•Allow use of low cost, mixed plastic wastes. Unlike incumbent recycling processes which typically require more sorting and pre-cleaning of plastic wastes, Refinity believes that the fluidized bed process will be more robust to minimally-sorted, mixed plastic waste streams.
•Enable plant site flexibility. We believe that the Refinity fluidized bed operating conditions can be tuned to allow for production of either olefin (ethylene and propylene) gases and hydrocarbon liquids. We believe the flexibility to site and build a liquids plant close to low-cost plastic waste feedstock sources will allow Refinity to minimize transportation costs for plastic waste and reduce operating costs. Refinity expects to site an olefin gas plant adjacent to petrochemical steam cracker operations to take advantage of existing site infrastructure and product purification while also minimizing cost for transporting the olefin product.
History
AeroFlexx was launched in February 2018 as our second Innventure Company. The technology was acquired from P&G, who conducted extensive R&D and customer testing using iconic brands such as Dawn, Old Spice and Olay as part of a multi-year consumer research plan. AeroFlexx acquired sole exclusive rights to commercialize the technology globally, across all categories and with any partner, including any P&G direct competitors without restriction.
The fluidized bed conversion technology underpinning Refinity was developed at VTT from 2014 to 2024. Innventure developed a collaboration with VTT and Dow during 2024 and formed Refinity in December 2024. Refinity and VTT executed a definitive agreement on December 11, 2024, and exclusively licensed a portfolio of advanced conversion of mixed plastic waste patents and patent applications from VTT. Innventure and Dow executed a collaboration agreement on December 13, 2024, for the companies to work together, including through Refinity, to scale and commercialize technologies aimed at converting mixed waste, including hard-to-recycle plastic waste, to petrochemical feedstocks.
Current Status
AeroFlexx is in the early stages of operations and is beginning to ramp up commercial production capabilities. AeroFlexx’s first commercial line has been installed with a design nameplate capacity of up to 50 million units per year. AeroFlexx is currently in the process of securing off-take agreements with partners wanting to harness first mover advantage with a superior packaging format.
In late 2023, AeroFlexx installed and commissioned its second converter, and the first to utilize recyclable film, in West Chester, Ohio. AeroFlexx’s next converter has been installed and is expected to be fully commissioned by the end of the second quarter of 2025. The converting capacity at the facility in West Chester, Ohio (the “West Chester Facility”) is expected to provide a total manufacturing capacity of approximately 100 million packages per year, which is designed to demonstrate the minimum viable manufacturing footprint to achieve a cash flow break-even run rate for the West Chester Facility. The current manufacturing footprint installed and on order is projected to be sufficient to meet projected demand through mid-2025, with additional capacity expansions being staged to meet customer needs as offtake agreements and customer traction warrants.
Refinity is an early-stage company that is just beginning operations. In the first quarter of 2025, Refinity is building internal staff and developing capabilities to commercialize the fluidized bed technology licensed from VTT. Refinity is advancing its plastic waste sourcing strategy and has commissioned experimental work at VTT for bench and pilot scale optimization of the fluidized bed process to convert available plastic wastes, sourced from the U.S. and European markets, to drop-in chemicals, including olefin (ethylene and propylene) gases and hydrocarbon liquids. That work is expected to continue through 2025. Refinity is working both independently and with Dow to identify candidate sites for first commercial demonstration plant and is engaging Engineering, Procurement, and Construction (EPC) firms to begin design work for the first plant.
Customer Landscape and Growth Strategy
AeroFlexx is currently targeting CPG companies that utilize either rigid bottle with caps, pumps, or pouch packaging to deliver their liquid products to consumers. AeroFlexx is leveraging the increasing global demand for more sustainable packaging and offering a package format that offers many features and benefits for branded consumer products, with a new and simplified liquid packaging manufacturing platform. AeroFlexx intends to deploy this platform by having centralized converting operations that are owned and operated by AeroFlexx with strategically located filling machines that are sold and located at or near where liquid products are formulated. We are targeting brands of large, medium, and small consumer products companies. AeroFlexx plans to sell filling equipment directly to branded manufacturers or to their co-manufacturing partners that formulate the liquid. We produce the flat paks via our converting machines and intend to either partner with co-manufacturers to deliver filled and final packages to brands or sell the flat paks directly to the CPG companies to be filled on the AeroFlexx filling equipment. R&D continues to innovate additional pak shapes and sizes along with enhancements to filling equipment and converting machines.
Refinity will sell drop-in liquid and gas phase chemicals to petrochemical company customers, including Dow. Other prospective customers include multinationals such as BASF, CP Chem, SABIC, LyondellBasell, and Shell.To establish a market which does not exist at a global scale today, Refinity envisions playing a bigger role to create and enable the end-to-end plastic waste supply chain. Refinity’s overarching strategy is (1) to build expertise and competitive advantage in affordable plastic waste feedstock sourcing and (2) to develop and deploy robust fluidized bed conversion technologies which can use affordable wastes without much sorting or pretreatment to assure economical, globally scalable solutions. In addition, a market for liquid hydrocarbon products, including hydrotreated pyrolysis oil and sustainable/circular naphtha, already exists. Petrochemical companies currently purchase various sustainable liquid products as supplements or replacements for fossil naphtha, so Refinity’s entrance into that market is expected to be straightforward.

Competition
AeroFlexx competes directly with different package format options that CPG companies can choose for their specific liquid product that is sold to consumers. These package formats include, but may not be limited to, rigid, stand cap, or pouch packaging. Some of these package formats may also incorporate some type of air chamber as an added feature.
While many options exist for advanced recycling of plastic waste, few processes have achieved meaningful global success in the market. Mechanical recycling is the incumbent technology that accounts for most of the 9% of plastics recycling today. However, Refinity primarily considers players with thermal depolymerization and pyrolysis recycling technologies as potential competitors. Firms such as Alterra, Brightmark, Plastic Energy, Mura/Licella, Eastman Chemical, and ExxonMobil use thermochemical conversion processes to convert plastic waste to hydrocarbon liquids.
Materials from mechanical recycling can only be used in niche applications and as such have limited market potential, while producing hydrocarbon liquids and gases as raw materials for the petrochemical industry which can be directly or indirectly used into virgin polymer supply chains have greater market potential. Refinity believes that its fluidized bed processing technology can utilize mixed plastic waste with minimal sorting and pretreatment, so Refinity expects to enable better economic viability than competing processes. The resulting hydrocarbon liquid (e.g., naphtha substitute) and gas (e.g., olefins including ethylene and propylene) products can be fed directly into the existing olefins supply chain, providing access to large end markets. Refinity believes that the greatest competitive advantage of our fluidized bed technology versus other competing thermochemical conversion technologies and companies is higher yield of plastic waste to drop-in chemical products. Compared to pyrolysis conversion of plastic waste to pyrolysis oil, Refinity believes that its fluidized bed process yield to hydrocarbon liquids will be 30-50% higher.
Intellectual Property
AeroFlexx is commercializing a liquid packaging technology that was initially developed by P&G. P&G granted AeroFlexx a worldwide license under an Amended and Restated Patent and Know-How License Agreement dated October 25, 2021, between P&G and AeroFlexx for a proprietary flexible package using an air frame and an integrated valve or closure, along with methods of manufacturing. AeroFlexx has developed and owns IP for trademarks and in improvements solely developed by AeroFlexx to the package around materials and recyclability, and those improvements are in the form of AeroFlexx trade secrets and issued and pending patents.
Refinity is in the process of developing a comprehensive IP strategy that will build upon the portfolio of advanced recycling of mixed plastic waste patents and patent applications exclusively licensed from VTT.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, together with all of the other information included in this Form 10-K. The market price of the Company’s common stock, par value $0.0001 per share (“Common Stock”) could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this Form 10-K, including the consolidated financial statements and notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below. We cannot assure you that any of the events discussed below will not occur.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. Some of these principal risks include the following:

•Innventure may not be able to obtain additional financing to fund the operations and growth of the business.

•There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.

•Innventure’s principal revenues are expected to be earned in the future through its Operating Companies, including through AeroFlexx, Accelsius and Refinity, and Innventure depends on its Operating Companies for cash.

•Innventure may not be successful in finding future opportunities to license or acquire breakthrough technology solutions from Technology Solutions Providers.

•The Innventure Companies are currently early commercial stage companies that may never achieve or sustain profitability.

•If Innventure or the Innventure Companies are not able to satisfy the requirements imposed by technology providers or have disagreements with those technology providers, their relationships with these partners could deteriorate, which could have a material adverse effect on the business of Innventure and the Innventure Companies.

•The WTI Facility may impair Innventure LLC’s, Innventure’s and the Operating Companies’ financial and operating flexibility.

•It is not possible to predict the extent to which Innventure will, intends to, or may rely on Yorkville and the SEPA and the Convertible Debentures as a source of funding.

•It is not possible to predict the actual number of shares Innventure will sell under the SEPA or under the Convertible Debentures to Yorkville, or the actual gross proceeds resulting from those sales.

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

•Future sales of shares of our Common Stock or other equity may depress its stock price.

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

•The Company has identified material weaknesses in its internal controls over financial reporting that could, if not remediated, result in material misstatements in its financial statements and which may have an impact on Innventure’s ability to timely or accurately report its financial condition or results of operations following the consummation of the Business Combination.

•If Innventure is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which may make it difficult to operate or to execute its growth plans.

•AFX, Accelsius and Refinity are early-stage companies, and their limited operating histories makes it difficult to evaluate their future prospects and the risks and challenges they may encounter.

•Accelsius’ cooling products may be subject to increased regulatory scrutiny due to their use of working fluid refrigerants that contain fluorine.

•The market, including customers and potential investors, may be skeptical of the viability and benefits of Accelsius’ cooling products and Refinity’s plastic waste recycling process because they are based on relatively novel and complex technology.

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

•Innventure may be unable to sufficiently protect the IP rights of itself and the Innventure Companies and may encounter disputes from time to time relating to its use of the IP of third parties.

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

•Changes in U.S. or foreign trade policies, including additional tariffs or global trade conflicts, may adversely impact our business and operating results.

•Cyber-attacks or a failure in Innventure’s information technology and data security infrastructure could adversely affect Innventure’s business and operations.

Risks Related to Innventure’s Business

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

Innventure LLC’s historical financial statements have each been prepared under the assumption that the Company will continue as a going concern. The independent registered public accounting firm for Innventure LLC issued a report on the audited financial statements for the years ended December 31, 2024 and December 31, 2023 for Innventure LLC that includes an explanatory paragraph expressing substantial doubt in Innventure LLC’s ability to continue as a going concern for one year from the date of such report. The ability of Innventure to continue as a going concern is dependent on the Company’s ability to obtain additional equity or debt financing or to generate cash flow from operations. Its financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt regarding the potential ability of Innventure to continue as a going concern may adversely affect its ability to obtain such debt or equity financing on reasonable terms or at all, or to secure new customers or relationships, including relationships with Technology Solutions Providers. Additionally, if Innventure is unable to continue as a going concern, investors, including holders of Common Stock, may lose some or all of their investment.

Innventure’s principal revenues are expected to be earned in the future through its Operating Companies, including through AeroFlexx, Accelsius and Refinity, and Innventure depends on its Operating Companies for cash.

Innventure’s principal operation is to partner with Technology Solutions Providers to acquire new IP through newly-created entities where Innventure supports the initial funding and management of the company. Innventure also conducts operations through its subsidiaries, including the investment management services provided to the ESG Fund. Innventure’s ability to generate cash to meet its obligations or to pay dividends will be highly dependent on the earnings of, and receipt of funds from, these investment management services and its equity ownership interests in the Innventure Companies. The ability of the Innventure Companies to generate sufficient revenue from future operations to allow Innventure and them to make scheduled payments on their obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which will be outside of Innventure’s control. Innventure cannot assure you that the cash flow and future earnings of the Innventure Companies will be adequate for the Innventure Companies to service any corporate obligations or operating needs. If the Innventure Companies do not generate sufficient cash flow from future operations to satisfy corporate obligations and operating needs, Innventure may have to: undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Innventure cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of Innventure’s various debt instruments then in effect. Innventure’s inability to generate sufficient cash flow from the Innventure Companies to satisfy its obligations, or to refinance its obligations on commercially reasonable terms, would have an adverse effect on its business, financial condition and results of operations. Furthermore, Innventure and the Innventure Companies may incur substantial additional indebtedness in the future that may severely restrict or prohibit the Innventure Companies and other Operating Companies from making distributions, paying dividends or making loans to Innventure.

Innventure’s business model is to launch Operating Companies, which are not guaranteed to succeed and could be very costly.

There can be no assurance that the Operating Companies that Innventure has launched and may launch in the future will succeed, and the Operating Companies’ future financial performance is uncertain. The Operating Companies could be very costly for Innventure and could distract Innventure’s management from its other operations.

Innventure may not be successful in finding future opportunities to license or acquire breakthrough technology solutions from Technology Solutions Providers.

Innventure relies on its ability to identify and acquire breakthrough technology solutions from Technology Solutions Providers to create and operate new entities that generate future revenues. If Innventure is unable to reach agreements with Technology Solutions Providers on acceptable terms for license or acquisition of IP related to certain technology solutions, Innventure may have to curtail the founding and operating of Operating Companies. If Innventure fails to identify and acquire further technology solutions to form the basis of new Operating Companies and does not have sufficient funds or expertise to undertake the necessary development and commercialization activities required to make those companies and the acquired technology solutions commercially viable, Innventure’s business, financial condition, results of operations and prospects may be materially and adversely affected.

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

Innventure and the Innventure Companies are not currently profitable. Even if the Innventure Companies succeed in increasing adoption of their products and services by target markets, maintaining and creating relationships with existing and new suppliers and customers, market conditions, particularly related to supply and customer acquisition costs, including costs associated with tariffs, may result in the Innventure Companies not generating sufficient revenue to achieve or sustain profitability. Should the Innventure Companies fail to generate sufficient revenue to meet their operational needs or achieve profitability, Innventure may be required to make additional investments in them that could adversely impact its own operations and growth plans.

If Innventure or the Innventure Companies are not able to satisfy the requirements imposed by technology providers or have disagreements with those technology providers, their relationships with these partners could deteriorate, which could have a material adverse effect on the business of Innventure and the Innventure Companies.

Under the terms of Innventure and the Innventure Companies’ agreements with P&G, Nokia, and VTT and any agreements they may enter with future technology providers, they may be required to obtain or provide certain permits, licenses or other authorizations, provide certain fiscal indemnification to their technology providers and meet various other terms and conditions. If Innventure and the Innventure Companies fail to comply with the terms and conditions of the applicable MNC agreement, they may incur liabilities to their technology providers under the applicable MNC agreement. In that situation, the damages Innventure and the Innventure Companies would be subject to would be quantified either by the applicable courts or by third-party valuation firms. If one or more of these MNC agreements is terminated, Innventure’s ability to license other technologies from existing or future technology providers could be impeded and the underlying value of Innventure’s business could decline significantly.

The WTI Facility may impair Innventure LLC’s, the Company’s and the Operating Companies’ financial and operating flexibility.

The WTI Facility provides for a term loan facility in an aggregate principal amount of up to $50 million, of which (i) the First Tranche (as defined below) was made available after October 22, 2024 and through November 15, 2024; (ii) the Second Tranche (as defined below) was made available after November 1, 2024 and through November 30, 2024; and (iii) the Third Tranche (as defined below) was made available after December 31, 2024 and through January 31, 2025 (provided that up to $7.5 million of the Third Tranche will be made available until March 31, 2025).

On November 15, 2024, Innventure made an initial draw under the WTI Facility in the amount of $20 million. The receipt of any additional funds under the WTI Facility was subject to the satisfaction of certain conditions by certain deadlines, including, without limitation, with respect to the Third Tranche, satisfaction of certain financial conditions and WTI Fund X, Inc.’s and WTI Fund XI, Inc.’s (collectively, the “WTI Lenders”) satisfaction with the Company’s forward-looking plan at such time. As of the date of this report, the funds under each of the Second Tranche and the Third Tranche are no longer available to Innventure.

Furthermore, the Loan Documents impose various representations, warranties, covenants and events of default on Innventure LLC, the Company and the Operating Companies, including, without limitation, on their ability to incur indebtedness, grant liens, transfer assets, make investments, make dividends and other distributions and make certain payments of other indebtedness. Obligations under the Loan Documents are secured by a lien on substantially all of the assets of Innventure LLC and the Company. These restrictions could limit Innventure LLC’s, the Company’s and the Operating Companies’ financial and operational flexibility and may require Innventure LLC, the Company and the Operating Companies to seek consents from the WTI Lenders prior to taking certain actions. Such consents may not be provided by the WTI Lenders on a timely basis, or at all.

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

It is not possible to predict the extent to which the Company will, intends to, or may rely on Yorkville and the SEPA and the Convertible Debentures as a source of funding.

As of February 28, 2025, Innventure has drawn $2.67 million under the SEPA. Subject to the terms and conditions of the SEPA, Innventure may, at its discretion, issue and sell to Yorkville up to $75.0 million of shares of Common Stock under the SEPA from time to time. The purchase price per share for the shares of Common Stock that Innventure may elect to sell to Yorkville under the SEPA will fluctuate based on the market prices of Common Stock for each purchase made pursuant to the SEPA, if any. Accordingly, it is not currently possible to predict the number of shares that will be issued and sold to Yorkville, the actual purchase price per share to be paid by Yorkville for those shares, if any, or the actual gross proceeds to be raised in connection with those sales.

The extent to which Innventure will rely on Yorkville as a source of funding will depend on a number of factors, including the prevailing market price of Common Stock and the extent to which Innventure is able to secure working and other capital from other sources. If obtaining sufficient funding from Yorkville were to prove unavailable or prohibitively dilutive, Innventure may need to secure additional sources of funding beyond its current expectations in order to satisfy its working and other capital needs. Even if Innventure were to sell to Yorkville all of the shares of Common Stock available for sale to Yorkville under the SEPA, Innventure may still need additional capital to fully implement its business, operating and development plans. Should the financing Innventure requires to sustain its working capital needs be unavailable or prohibitively expensive when Innventure requires it, the consequences may be a material adverse effect on Innventure’s business, operating results, financial condition and prospects.

The extent to which Innventure will rely on the Convertible Debentures to be issued to Yorkville pursuant to the Securities Purchase Agreement (as defined below) as a source of funding will depend on certain conditions, restrictions, and limitations set forth therein, which could impact the aggregate principal amount of Convertible

Debentures issued by Innventure and purchased by Yorkville, whether the Convertible Debentures will bear interest, and the portion of Convertible Debentures that is convertible into Common Stock.

It is not possible to predict the actual number of shares Innventure will sell under the SEPA or the Convertible Debentures to Yorkville, or the actual gross proceeds resulting from those sales.

Subject to certain conditions and limitations in the SEPA and compliance with applicable law, Innventure has the discretion to deliver notices to Yorkville at any time throughout the term of the SEPA. The actual number of shares of Common Stock that are issued and sold to Yorkville depends on a number of factors, including the market price of Common Stock during the sales period. Actual gross proceeds may be less than $75.0 million, which may impact Innventure’s future liquidity. Because the price per share of each share sold to Yorkville will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the actual gross proceeds to be raised in connection with those sales. Additionally, the Conversion Price applicable to the Convertible Debentures will be adjusted on the six-month anniversary of the First Closing Date (as defined below) and the nine-month anniversary of the First Closing Date, and, accordingly, it is not currently possible to predict how many shares will be sold in total under the Convertible Debentures.

As of February 28, 2025, Innventure has drawn $2.67 million under the SEPA. Moreover, although the SEPA provides that Innventure may sell up to an aggregate of $75.0 million of its Common Stock to Yorkville, Innventure registered the resale by Yorkville of up to 4,418,307 shares of Common Stock that may be issued without exceeding the 9.99% prong of the exchange cap set forth in the SEPA. If Innventure elects to issue and sell to Yorkville all of the shares registered for resale to Yorkville, depending on the market prices of its Common Stock for each purchase made pursuant to the SEPA, the actual gross proceeds from the sale of the shares may be substantially less than the $75.0 million total commitment available to Innventure under the SEPA. If it becomes (i) necessary for Innventure to issue and sell to Yorkville under the SEPA more shares than the shares registered for resale by Yorkville in order to receive the aggregate gross proceeds equal to $75.0 million under the SEPA and (ii) if Innventure is able to sell more shares than the shares registered for resale by Yorkville while still complying with the exchange cap, then Innventure will need to file with the SEC one or more additional registration statements to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by Yorkville of any such additional shares of Common Stock over the shares registered for resale by Yorkville and such registration statements would need to be declared effective by the SEC, in each case before Innventure may elect to sell any additional shares of Common Stock to Yorkville under the SEPA, a process which will take time and incur additional expense.

Any issuance and sale by Innventure under the SEPA or the Convertible Debentures of a substantial amount of shares of Common Stock in addition to the shares already registered for resale by Yorkville could cause additional substantial dilution to Innventure’s stockholders. The number of shares of Common Stock ultimately offered for resale by Yorkville is dependent upon the number of shares of Common Stock, if any, Innventure ultimately sells to Yorkville under the SEPA and the Convertible Debentures.

Innventure’s success will depend on its ability to attract and retain personnel and manage human capital both for itself and the Innventure Companies, while controlling labor costs.

Innventure’s future success depends on its ability to attract, recruit, train, retain, motivate and integrate key personnel for itself and the Innventure Companies, including its management team, key executives, and other key talent, and the management team and key R&D, manufacturing, engineering and sales and marketing personnel for the Innventure Companies. Competition for qualified personnel is intense. The loss or incapacity of existing members of Innventure’s executive management team could adversely affect its operations if it experiences difficulties in hiring qualified successors. The service of Innventure’s executive officers is at will and may end at any point in time. In addition, all of Innventure and the Innventure Companies’ employees are at will, which means that either they or the employee may terminate their employment at any time.

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

Risks Related to the Innventure Companies’ Operations

The Innventure Companies are early-stage companies, and their limited operating history makes it difficult to evaluate their future prospects and the risks and challenges they may encounter.

The Innventure Companies are early in the development of their commercial production capacity. Their limited operating history makes it difficult to evaluate the Innventure Companies’ future prospects and the risks and challenges they may encounter. Risks and challenges the Innventure Companies have faced or expect to face include, but are not limited to, their ability to:

•develop and commercialize their products and processes;

•design and deliver products and processes of acceptable performance that function as anticipated;

•increase sales revenue;

•forecast their revenue and budget for and manage their expenses;

•attract new customers and commercial relationships;

•compete successfully in the industry in which they operate;

•plan for and manage capital expenditures for their current and future products and manage their supply chain and supplier relationships related to their current and future products;

•scale quickly enough due to capital and other resource constraints;

•find, contract with, and retain reliable and commercially reasonable materials, components, manufacturers and inventory vendors;

•comply with existing and new or modified laws and regulations applicable to their business in and outside the United States, including compliance requirements of U.S. customs and export regulations;

•anticipate and respond to macroeconomic changes and changes in the markets in which they operate;

•anticipate and respond to regulatory and/or environmental policies that impact the Innventure Companies’ plant operations;

•maintain and enhance the value of their reputation and brand;

•develop and protect IP;

•hire, integrate and retain talented people at all levels of their organizations;

•successfully defend themselves in any legal proceeding that may arise and enforce their rights in any legal proceedings they may initiate; and

•manage and mitigate the adverse effects on their business of any public health emergencies, natural disasters, widespread travel disruptions, security risks including IT security, data privacy, cyber risks, international conflicts, geopolitical tension and other events beyond their control.

If the Innventure Companies fail to address the risks and difficulties that they face, including those associated with the challenges listed above, their business, financial condition, results of operations, prospects and that of Innventure, could be adversely affected. Further, because the Innventure Companies have limited historical financial data and operate in a rapidly evolving and highly competitive market, any predictions about their future revenue and expenses may not be as accurate as they would be if the Innventure Companies had a longer operating history or operated in a more predictable market. The Innventure Companies have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If the Innventure Companies’ assumptions regarding these risks and uncertainties, which they use to plan and operate their business, are incorrect or change, or if they do not address these risks successfully, their results of operations could differ materially from their expectations and their business, financial condition, results of operations and prospects could be adversely affected.

Accelsius’ cooling products may be subject to increased regulatory scrutiny due to their use of working fluid refrigerants that contain fluorine.

The market and/or regulatory agencies inside and outside the United States may elect to curtail the use of polyfluoroalkyl substances, including hydrofluoroolefins and hydrochlorofluoroolefins, due to their persistence in the environment, their global warming potential, or their ozone depletion potential. While Accelsius believes it follows industry best practices in respect of its use of these commonly available refrigerants as working fluids in Accelsius’ cooling products, unforeseen regulatory changes that limit availability or manufacturing capacity or increase material prices would adversely affect Accelsius business.

The market, including customers and potential investors, may be skeptical of the viability and benefits of Accelsius’ and Refinity’s products and processes because they are based on relatively novel and complex technology.

The market, including customers and potential investors, may be skeptical of the viability and benefits of Accelsius’ and Refinity’s products and processes because they are based on relatively novel and complex technology. There can be no assurance that Accelsius’ and Refinity’s products and processes will be understood, approved, or accepted by customers and potential investors or that Accelsius or Refinity will be able to sell its products profitably at competitive prices and with features sufficient to establish demand or to design and build a plastic waste to drop-in chemicals plant on budget or profitably operate such a plant, respectively. If Accelsius and Refinity are unable to convince these potential customers of the utility and value of their products and processes or that their solutions are superior to those they currently use, they will not be successful in entering those markets and their business and results of operations will be adversely affected. If potential investors are skeptical of the success of Accelsius’ and Refinity’s products and processes, their ability to raise capital and the value of Innventure stock may be adversely affected.

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

Thus far, AFX has qualified one incumbent raw material film supplier—a large, foreign third-party supplier with over 22,000 employees and operations in approximately 100 countries—and is working to finalize a raw materials agreement with the same. Currently, AFX relies on individual purchase orders to purchase the film produced by the supplier. AFX is in the process of qualifying a second raw material film supplier—another, similarly large, foreign third-party supplier with a larger global footprint—with negotiations for a raw materials agreement to begin after such qualification. Such qualification, if achieved, is not expected until the end of the second quarter of 2025. AFX intends to continue to work towards further diversifying its supplier base as product demand grows and multiple suppliers are needed to support business continuity, though there is no guaranty that such diversification will be successful.

If AFX’s suppliers provide insufficient inventory to meet customer demand or such inventory is not at the level of quality required to meet its standards or if its suppliers are unable or unwilling to provide AFX with the requested quantities (as AFX has no alternatives for supply), AFX’s results of operations could be materially and negatively impacted. If AFX fails to develop or maintain its relationships with suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, AFX may be unable to manufacture its products or those products may be available only at a higher cost or after a long delay.

Due to increased demand across a range of industries, the global supply chain for certain raw materials and components has experienced significant strain. The global macroeconomic environment and geopolitical instability, as well as the impact of tariffs, have also contributed to and exacerbated this strain. There can be no assurance that the impact of these issues on the supply chain will not continue, or worsen, in the future. Significant delays and shortages could prevent AFX from delivering its products to its customers within required time frames and cause order cancellations, which would adversely impact its cash flows and results of operations.

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

The process of obtaining FDA regulatory approval requires the expenditure of substantial time, of up to one year, and significant financial resources. If AFX decides to partner with qualified customers or third-party co-manufacturers to fill AFX’s package, the search for and negotiations required for such relationships would require significant time, effort, and financial resources to complete, and may not result in a successful production relationship. All of the above would have an adverse effect on AFX’s business, financial condition, results of operations and prospects.

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

The various regulatory schemes applicable to AFX’s products will continue to apply following initial approval. Monitoring regulatory changes and our ongoing compliance with applicable requirements is time-consuming and may affect AFX’s business, financial condition, results of operation and prospects. If AFX fails to comply with such requirements on an ongoing basis, AFX may be subject to fines or other penalties, or may be prevented from selling its products, and AFX’s business, financial condition, results of operation and prospects may be harmed.

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

•sales of the Common Stock or preferred stock by Innventure or its stockholders in the future;
•trading volume of the Common Stock;

•significant lawsuits, including shareholder litigation;

•failure to comply with the requirements of the Nasdaq Global Market (“Nasdaq”);

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

Future sales of shares of our Common Stock or other equity may depress its stock price.

In connection with the execution of the Business Combination Agreement, certain insiders of Innventure LLC (each, a “Lock-Up Party”) entered into lock-up agreements (the “Lock-Up Agreements”) with the Company. Subject to certain exceptions, the Lock-Up Agreements provide for certain restrictions on transfer with respect to Common Stock held by certain stockholders of Innventure. Such restriction began upon the Closing Date and will end upon the earlier of (A) the expiration of one year after the completion of the Business Combination and the other transactions contemplated (the “Transactions”) by the Business Combination Agreement (the “Closing”), and (B) subsequent to the Closing, (i) if the closing price of our Common Stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, or (ii) the date which Innventure completes a merger, liquidation, stock exchange, reorganization or other similar transaction after the Closing that results in all of the public stockholders of the Company having the right to exchange their Common Stock for cash securities or other property. Additionally, certain other shareholders of Innventure, previous Innventure LLC and Learn CW equity holders, are subject to lock-ups which also provide for certain restrictions on transfer with respect to the Common Stock held by such stockholders of Innventure.

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

The A&R Certificate of Incorporation and our By-laws (as amended and restated, the “Bylaws”) contain provisions that could significantly reduce the value of the Common Stock to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of the Board. The provisions in Innventure’s charter documents include the following:

•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of the Board;

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of the Board, unless the Board grants such a right to the holders of any series of preferred stock, to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

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

•an exclusive forum provision providing that the Court of Chancery of the State of Delaware (the “Delaware Court”) will be the exclusive forum for certain actions and proceedings;

•the requirement that a special meeting of stockholders may be called only by the Board, Innventure’s chief executive officer, or the chairman of the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•advance notice procedures that stockholders must comply with in order to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Innventure; and

•Innventure is subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law, which will prevent Innventure from engaging in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the Board has approved the transaction.

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

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of the warrants issued pursuant to the Warrant Agreement shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

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

Innventure is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as Innventure continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Innventure will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of shares of our Common Stock that are held by non-affiliates exceeds $700.0 million as of the prior June 30, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Innventure is also a smaller reporting company as defined in the Exchange Act. Even after Innventure no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company,” which would allow it to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this report and Innventure’s periodic reports and proxy statements.

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

Future offerings of debt or offerings or issuances of equity securities by Innventure may adversely affect the market price of the Common Stock or otherwise dilute all other stockholders.

In the future, Innventure may attempt to obtain financing or to further increase Innventure’s capital resources by issuing additional shares of Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Innventure also expects to grant equity awards to employees, directors, and consultants under Innventure’s stock incentive plans. Future acquisitions could require substantial additional capital in excess of cash from operations. Innventure would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of Innventure’s existing stockholders or reduce the market price of the Common Stock or both. Upon liquidation, holders of such debt securities, preferred shares, and lenders with respect to other borrowings would receive a distribution of Innventure’s available assets prior to the holders of Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit Innventure’s ability to pay dividends to the holders of Common Stock. Innventure’s decision to issue securities in any future offering will depend on market conditions and other factors beyond Innventure’s control, which may adversely affect the amount, timing and nature of Innventure’s future offerings.

If Innventure’s estimates or judgments relating to its critical accounting estimates prove to be incorrect or financial reporting standards or interpretations change, Innventure’s results of operations could be adversely affected.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Innventure will base its estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates may be used in preparing Innventure’s financial statements. Innventure’s results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions, which could cause its results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of its Common Stock.

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

The Bylaws provide that, unless Innventure consents in writing to the selection of an alternative forum, the sole and exclusive forum for specified legal actions is the Delaware Court. Current and former stockholders are deemed to have consented to the personal jurisdiction of the Delaware Court in connection with any action to enforce that exclusive forum provision and to service of process in any such action. These exclusive forum provisions of the Bylaws do not apply to actions arising under federal securities laws including suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that these provisions of the Bylaws limit a current or former stockholder’s ability to select a judicial forum other than the Delaware Court, they might discourage the specified legal actions, might cause current or former stockholders to incur additional litigation-related expenses, and might result in outcomes unfavorable to current or former stockholders. A court might determine that these provisions of the Bylaws are inapplicable or unenforceable in any particular action, in which case we may incur additional litigation related expenses in such action, and the action may result in outcomes unfavorable to us, which could have a materially adverse impact on Innventure’s reputation, its business operations, and its financial position or results of operations.

The Company has identified material weaknesses in its internal controls over financial reporting that could, if not remediated, result in material misstatements in its financial statements and which may have an impact on Innventure’s ability to timely or accurately report its financial condition or results of operations and may adversely affect Innventure’s business and stock price.

In connection with the preparation of the Company’s financial statements, certain material weaknesses were identified in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Innventure’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis.

If Innventure is unable to successfully remediate the material weaknesses, or if in the future, Innventure identifies further material weaknesses in its internal controls over financial reporting, it may not detect errors on a timely basis, and its financial statements may be materially misstated. Innventure cannot provide any assurance that these material weaknesses will not have an impact on its ability to timely and accurately report its financial condition or results of operations or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Innventure may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting, which could harm its operating results, cause investors to lose confidence in its reported financial information and cause the trading price of its stock to fall. In addition, as a public company, Innventure will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report Innventure’s financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our Common Stock from Nasdaq or other adverse consequences that would materially harm its business. In addition, Innventure could become subject to investigations by Nasdaq, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm its reputation and its financial condition, or divert financial and management resources from its core business.

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

Furthermore, if Innventure were to operate its Operating Companies primarily for the purpose of making a profit in the sale of its Operating Companies’ securities rather than retaining majority (or sole) ownership of such companies, it may increase the likelihood that Innventure could be deemed an investment company.

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

Section 3(a)(1)(A) of the Investment Company Act defines an “investment company” to include a company that “is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities.” Whether a company is engaged primarily in the business of investing in securities is a question of fact that is determined through the analysis of five factors. No single factor by itself is dispositive. The relevant factors are: (1) the nature of a company’s assets; (2) the source of a company’s income; (3) the company’s historic development; (4) the company’s public representations; and (5) the activities of the company’s officers and directors.

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

The above determinations were made by Innventure based in large part on case law precedent and no-action letters issued by the SEC staff and other SEC interpretive guidance, and the significant relationship that exists between Innventure and AeroFlexx (e.g., Innventure founded AeroFlexx and the only AeroFlexx director that is not also an Innventure director is the Chief Executive Officer of AeroFlexx who is, himself, an employee of Innventure). Additionally, based in large part on case law precedent and SEC staff no-action letters, Innventure determined that the loans from Innventure to AeroFlexx should not constitute securities that are “evidences of indebtedness” under the Investment Company Act.

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

Innventure and the Operating Companies expect to require additional financing to fund their operations or growth. These additional financing transactions could include transactions at the Operating Company level, such as Innventure’s sale of Operating Company equity, or the Operating Companies’ issuance of new equity. The issuance of new equity securities to third-party investors at the Operating Company level or the sale of a portion of Operating Company equity held by Innventure would reduce Innventure’s ownership interest in that Operating Company. Furthermore, the holders of those equity securities would have structural priority as compared to Common Stock with respect to that Operating Companies’ assets and will also have priority as to liquidation and dividend and other rights more favorable than Common Stock with respect to that Operating Company. This priority, or any reduction in Innventure’s ownership interest in any Operating Companies, may reduce the value of Common Stock.

Risks Related to Intellectual Property

Innventure may be unable to sufficiently protect the IP rights of itself and the Innventure Companies and may encounter disputes from time to time relating to its use of the IP of third parties.

Innventure and the Innventure Companies’ core business relies on IP acquired or licensed from Technology Solutions Providers. Innventure monitors and protects against activities that might infringe, dilute, misappropriate or otherwise violate that IP and relies on the relevant patent, trademark and other laws of the U.S. and other countries. However, Innventure, the Innventure Companies, and their MNC or other third party partners may be unable to prevent their employees, consultants or other third parties from infringing, diluting or misappropriating their IP or from otherwise violating obligations with respect to their IP and confidential information, which could have a material adverse effect on Innventure and the Innventure Companies’ business, financial condition, results of operations and prospects.

Even upon the registration of their IP rights, there is no certainty that Innventure’s, the Innventure Companies’ or their MNC or other third party partners’ IP rights will provide them with substantial protection or commercial benefit. Despite Innventure, the Innventure Companies’ and their MNC or other third party partners’ efforts to protect their IP, some of their innovations may not be protectable, and their IP rights may offer insufficient protection from competition or unauthorized use, lapse or expire, be challenged, narrowed, invalidated, misappropriated by third parties, or be deemed unenforceable or abandoned. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, provide less protection for Innventure and the Innventure Companies’ IP rights than the laws of the U.S. and present greater risks of infringement, misappropriation, dilution or other misuse. To the extent Innventure, the Innventure Companies, and their MNC or other third party partners cannot protect their IP and confidential information, unauthorized use and misuse of that IP could harm their competitive position and have a material adverse effect on Innventure’s business, financial condition, results of operations and prospects.

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

Despite Innventure’s and the Innventure Companies’ efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of its technology and processes. Innventure’s and the Innventure Companies’ competitors and other third parties independently may design around or develop similar technology or otherwise duplicate Innventure’s or the Innventure Companies’ services or products such that Innventure or the Innventure Companies could not assert its IP rights against them. In addition, Innventure’s and the Innventure Companies’ contractual arrangements may not effectively prevent disclosure of its IP and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. Measures in place may not prevent misappropriation or infringement of Innventure’s or the Innventure Companies’ IP or proprietary information and the resulting loss of competitive advantage, and Innventure or the Innventure Companies may be required to litigate to protect its IP and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful.

Innventure or the Innventure Companies also may encounter disputes from time to time concerning IP rights of others, and it may not prevail in these disputes. Third parties may raise claims against Innventure alleging that Innventure, the Innventure Companies, their employees, consultants or other third parties retained or indemnified by Innventure or the Innventure Companies, infringe, dilute, misappropriate or otherwise violate their IP rights. Some third-party IP rights may be extremely broad, and it may not be possible for Innventure to conduct its operations in such a way as to avoid all alleged violations of such IP rights and thus, Innventure and the Innventure Companies cannot be certain that its technologies or products and services do not infringe valid patents, trademarks, copyrights or other proprietary rights held by third parties. Given the complex, rapidly changing and competitive technological and business environment in which Innventure and the Innventure Companies operate, and the potential risks and uncertainties of IP-related litigation, an assertion of an infringement claim against Innventure or the Innventure Companies may cause Innventure or the Innventure Companies to spend significant amounts to defend the claim, even if Innventure and the Innventure Companies ultimately prevail, pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other IP (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses.

Moreover, it has become common in recent years for individuals and groups to purchase IP assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as Innventure and the Innventure Companies. Even in instances where Innventure and the Innventure Companies believe that claims and allegations of IP infringement against it are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of Innventure’s and the Innventure Companies’ management and employees. In addition, although in some cases a third-party may have agreed to indemnify Innventure or the Innventure Companies for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, insurance may not cover potential claims of this type adequately or at all, and Innventure or the Innventure Companies may be required to pay monetary damages, which may be significant.

General Risk Factors

Innventure, the Innventure Companies, and Innventure’s MNC partners may be negatively impacted by volatility in the political and economic environment, such geopolitical unrest, economic downturns and high interest rates, and a period of sustained inflation, which could have an adverse impact on Innventure’s and the Innventure Companies’ business, financial condition, results of operations and prospects.

Trade, monetary and fiscal policies, including tariffs, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact Innventure’s business. Further rising inflation may negatively impact Innventure and the Innventure Companies’ business and raise its costs. While Innventure and the Innventure Companies will take actions, wherever possible, to reduce the impact of the effects of inflation, in the case of sustained inflation, it could become increasingly difficult to effectively mitigate the increases to Innventure and the Innventure Companies’ costs. If Innventure and the Innventure Companies are unable to take actions to effectively mitigate the effect of the resulting higher costs, Innventure’s business, financial condition, results of operations and prospects could be adversely impacted.

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

Changes in U.S. or foreign trade policies, including additional tariffs or global trade conflicts, may adversely impact our business and operating results.

Innventure operates in a global marketplace, exposing the Company to various risks associated with foreign trade policies, tariffs, and global trade conflicts. Our business model, which focuses on the commercialization of breakthrough technologies and the development of innovative products, relies heavily on the import and export of goods and services across international borders. Changes in foreign trade policies, such as the imposition of new tariffs, duties, or other trade barriers, can increase the cost of our products and materials, disrupt our supply chain, and reduce our competitiveness in the global market. Additionally, ongoing or escalating trade conflicts between major economies can create uncertainty and volatility, which may result in retaliatory tariffs, trade restrictions, and other measures that can adversely affect our ability to conduct business internationally. Such conflicts can also lead to disruptions in the availability of critical components, delays in shipments, and increased costs, all of which can negatively impact our operations and financial performance. Compliance with complex and evolving international trade regulations, including export controls and economic sanctions, is essential for our global operations, and failure to comply can result in significant fines and reputational damage. Additionally, changes in these regulations can restrict our ability to sell products to certain countries or customers, limiting our market opportunities and revenue potential. Failure to effectively manage these risks could have a material adverse effect on our operations, financial condition, and results of operations.

Innventure, the Innventure Companies, and their MNC partners face risks and uncertainties related to litigation, regulatory actions and investigations.

Innventure, the Innventure Companies, and their MNC partners are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, IP disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on its business or results of operations.

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

Innventure relies on information technology systems in connection with various aspects of the operation of its business. Innventure’s business and that of the Innventure Companies depend on the integrity of such information technology systems, which are inherently susceptible to a number of threats, including, but not limited to, viruses, ransomware, malware, malicious codes, hacking, phishing, denial of service actions, human error, network failures, electronic loss of data and other electronic security breaches. A successful material cyber-attack may result in the loss or compromise of customer, financial or operational data, theft of IP, disruption of billing, collections or normal manufacturing activities, disruption of data analytics and electronic monitoring and control of operational systems, loss of revenue, ransomware payments, remediation costs related to lost, stolen or compromised data, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity protection costs or violation of United States and international privacy laws, which may result in litigation. Any of these occurrences could harm Innventure’s reputation or have a material adverse effect on its business, financial condition, results of operation and prospects. Innventure has implemented measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, there is no assurance that these measures will prevent cyber-attacks or security breaches. Although Innventure periodically assesses these risks, implements controls and performs business continuity and disaster recovery planning, it cannot be sure that interruptions with material adverse effects will not occur.

Innventure may face particular data protection and privacy risks in connection with the European Union’s Global Data Protection Regulation, the California Consumer Privacy Act and other privacy laws and regulations.

Data privacy laws continue to evolve in various jurisdictions, including the scope of consumer and commercial privacy protections. It is possible that data privacy laws, including those that may develop regarding new technologies such as AI, may be interpreted in various jurisdictions to apply to our business in the future. As our business grows, it is therefore possible that we will have a higher regulatory risk profile and increased costs as we seek to comply with new regulatory requirements related to the processing of personal and commercial data.

Innventure is subject to laws of various jurisdictions where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor, investor, employee or other stakeholder information and personal data, including but, not limited to, the General Data Protection Regulation of the European Union, the California Consumer Privacy Act, and various other privacy laws and regulations. Innventure may be subject to additional regulations, such as the European Union AI Act, that specifically affect the use of personal information in the context of AI systems. The changes introduced by these laws and regulations increase the complexity of regulations enacted to protect business and personal data, subject Innventure to additional costs. These laws and regulations may grant, among other things, individual rights to access and delete personal information, and the right to opt out of the sale of personal information. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. Any failure to manage data privacy in compliance with applicable laws and regulations could result in significant regulatory investigations, fines, and sanctions, consumer and class action litigation, commercial litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability, and other unfavorable consequences.

AI technologies could present business, compliance and reputational risks.

Recent technological advances in AI and machine-learning technology both present opportunities and pose risks to Innventure. If Innventure fails to keep pace with rapidly evolving technological developments in AI, its competitive position and business results may suffer. Innventure faces risk of competitive disadvantage if its competitors more effectively use AI to better serve customers, drive internal efficiencies, and/or create new or enhanced products or services. The introduction of these technologies, particularly generative AI, into internal processes, customer engagements, and/or new and existing product offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect Innventure’s business, reputation, and financial results. In addition, Innventure personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in the development of Innventure’s products and services could also cause loss of IP, as well as subject us to risks related to IP infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm Innventure’s reputation and business and expose Innventure to risks related to inaccuracies or errors in the output of such technologies.

Expectations relating to ESG considerations expose Innventure to potential liabilities, increased costs, reputational harm and other adverse effects on Innventure’s business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on ESG and sustainability considerations relating to businesses, including climate change and GHG emissions, data privacy, AI, human capital and diversity, equity and inclusion. Innventure makes statements about its ESG targets, goals and initiatives through information provided on its website, press statements and other communications. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside Innventure’s control. In addition, some stakeholders may disagree with Innventure’s goals and initiatives and the focus of stakeholders may change and evolve over time. Innventure may also amend, abandon or replace its targets, goals and initiatives due to a change in strategy, reduced relevance of such targets, goals and initiatives or changing market conditions, and Innventure may take certain actions that stakeholders or regulators view as contrary to such targets, goals and initiatives. Stakeholders also may have very different views on where Innventure’s focus on ESG and sustainability issues should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by Innventure to achieve its targets or goals, further its initiatives, adhere to its public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against Innventure and materially adversely affect Innventure’s business, reputation, results of operations, financial condition and stock price.

Climate change, or legal, regulatory or market measures to address climate change may materially adversely affect Innventure’s financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other GHGs in the atmosphere could present risks to Innventure and the Innventure Companies’ future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to Innventure’s and the Innventure Companies’ facilities and disrupt operation of Innventure and the Innventure Companies’ supply chain and may impact operational costs. The impacts of climate change on global resources may result in scarcity, which could in the future impact Innventure and the Innventure Companies’ ability to access sufficient equipment and materials in certain locations and result in increased costs. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, Innventure and the Innventure Companies may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations and the distribution of Innventure and the Innventure Companies’ products.

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

For example, during October 2021, the Organisation for Economic Cooperation and Development (the “OECD”) announced that 136 countries and tax jurisdictions have agreed to implement a new “Two Pillar” approach to international taxation. Numerous countries have now enacted, or are in the process of enacting, new legislation consistent with this approach, which took effect for the first time in 2024. More countries have committed to introduce similar legislation, at different times and in different ways, through their individual agreement to tax treaty changes and through changes to their own domestic tax laws.

The first of the OECD’s “pillars” establishes a new taxing right for countries in which a business has a significant economic presence, even though it may not have the degree of physical presence in that country needed to establish a taxing right under existing tax treaties. This new taxing right is subject to several conditions, exclusions and exceptions, and will initially affect only multinational enterprises with global turnover above 20 billion euros.

The second pillar establishes a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax, which could be collected by the parent company’s tax authorities or by those in other countries, depending on whether and how each country implements the OECD’s approach in its tax treaties and domestic tax legislation. In an initial transition period from 2024 to 2026, enterprises are exempt from this additional tax if certain “Safe Harbour” tests are met.

Depending on how the jurisdictions in which Innventure and the Innventure Companies operate choose to implement the OECD’s approach in their tax treaties and domestic tax laws, and future evolution of the OECD’s “Two Pillar” approach, Innventure and the Innventure Companies could be adversely affected due to its income being taxed at higher effective rates.

Item 1B. Unresolved Staff Comments.

None.
Item 1C. Cybersecurity.

Information about cybersecurity risks and Innventure’s risk management processes is collected, analyzed and considered as part of Innventure’s overall enterprise risk management program. In connection with Innventure’s risk management process, the Audit Committee of the Board (the “Audit Committee”) discusses with management and the independent auditors the Company’s underlying policies and guidelines with respect to risk assessment and risk management, including with respect to cybersecurity.

Innventure is in the process of implementing measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats, and Innventure plans to periodically assesses these risks, implements controls, and performs business continuity and disaster recovery planning. Innventure’s current risk management efforts include threat intelligence gathering, vulnerability assessments, and the integration of cybersecurity technologies. These measures are designed to help protect Innventure’s proprietary systems and customer data from both internal and external cybersecurity threats.

Innventure engages third parties to perform various cybersecurity services and risk assessments. In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, Innventure performs diligence on third-party service providers that provide critical data.

As of the date of this Form 10-K, Innventure has not identified risks as a result of prior cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, Innventure’s operations, business strategy, results of operations, or financial condition. Innventure faces certain ongoing risks from cybersecurity threats and interruptions that, if realized, are reasonably likely to have a material adverse effect on Innventure’s business, financial condition, results of operation, and prospects. See “Risk Factors—Cyber-attacks or a failure in Innventure’s information technology and data security infrastructure could adversely affect Innventure’s business and operations.”

Cybersecurity Governance

The Audit Committee is responsible for overseeing the Company’s guidelines and policies with respect to risk assessment and risk management to assess and manage the Company’s exposure to enterprise risk. The Audit Committee periodically reviews and discusses with management the Company’s policies with respect to risk assessment and risk management, including but not limited to cybersecurity and enterprise risk, and steps management has taken to monitor and control such exposures.

Our Vice President, Finance is responsible for assessing and managing risks from cybersecurity threats. Innventure’s Vice President, Finance has a Bachelor’s degree in Accounting and a Master of Business Administration degree. Our Vice President, Finance is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through reports from an external consultant. The external consultant has 20 years of cybersecurity experience. The external consultant also has an Associate’s degree in Database Administration and Network and System Administration. The external consultant also maintains the industry-recognized CompTIA Security+ certification. The Vice President, Finance reports any exposure to risks from cybersecurity threats to our CFO. The Company intends for the CFO to regularly provide updates on risks related to cybersecurity to the Audit Committee.

Item 2. Properties.

Our principal executive offices are located at 6900 Tavistock Lakes Blvd, Suite 400 Orlando, FL 32827. We believe these facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings.

Innventure (including AeroFlexx, Accelsius and Refinity) is currently not a party to or subject to any material legal proceedings. Innventure may from time to time become a party to various legal proceedings arising in the ordinary course of its business, which could have a material adverse effect on its business, financial condition or results of operations. Regardless of outcome, litigation or other legal proceedings could adversely impact Innventure’s business due to defense and settlement costs, diversion of management resources and other factors.

Other than as described below, none of Innventure’s directors or executive officers have been involved in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.
Item 4. Mine Safety Disclosures.

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades on Nasdaq under the symbol “INV”.

Holders of Record

As of March 17, 2025, there were 292 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock that are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any dividends on our Common Stock to date. It is our present intention to retain any earnings for use in our business operations, and, accordingly we do not anticipate that the Board will declare any dividends in the foreseeable future on our Common Stock.

Recent Sales of Unregistered Securities

The Company issued each of the following securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 4(a)(2) thereof or Regulation D promulgated under the Securities Act.

Issuances to Yorkville

On December 24, 2024, the Company issued Yorkville 60,000 shares of Common Stock at an effective price of $12.83 per share, and on December 30, 2024, the Company issued Yorkville 75,000 shares of Common Stock at an effective price of $12.86 per share, each pursuant to the terms of the SEPA.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of Common Stock for the fourth quarter of 2024.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	—	—	—	—
November 1 to November 30	—	—	—	—

December 1 to December 31	—	—	—	—
Total	—	—	—	—

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this section to “we”, “us” and “our” refer to the business and operations of Innventure LLC and its consolidated subsidiaries prior to the Business Combination, which became the business of the Company and its subsidiaries following the consummation of the Business Combination. Unless otherwise indicated, all dollar amounts (“$”) are expressed in thousands.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below in this section and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward–Looking Statements” included elsewhere in this Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Innventure founds, funds, and operates companies with a focus on transformative, sustainable technology solutions acquired or licensed from MNCs with the intent to maximize values for investors and other stakeholders through positive cash flow generated through holding long term positions in our Operating Companies. Refer to Item 1. “Business” of this Form 10-K for a detailed discussion of our business activities.
Segments
Based on the allocation of resources and assessment of financial performance by our Chief Executive Officer (who has been determined to be our Chief Operating Decision Maker), we have identified one reportable segment: Technology. The Company’s remaining operations are not reportable segments and are classified as “Other”. “Other” primarily includes the Company’s remaining operations consisting of Innventure’s original platform business, service activities, Refinity and equity method investment activities.
The Business Combination
On October 24, 2023, Learn CW and Innventure LLC entered into a Business Combination Agreement with Holdco, LCW Merger Sub and Innventure Merger Sub. On September 30, 2024, the stockholders of Learn CW approved the Business Combination, and the Business Combination closed on the Closing Date. The Business Combination has been accounted for using the acquisition method of accounting. The Company determined the accounting acquirer to be Holdco. Accordingly, the Company recorded assets acquired, liabilities assumed and non-controlling interest at their acquisition date fair values and recognized goodwill.
As a consequence of the Business Combination, Innventure, Inc. is the successor to an SEC-registered and Nasdaq listed company which will require Innventure to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Innventure expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
Innventure’s future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.
Financial Summary
Highlights
The year ended December 31, 2024 includes the following highlights:

•Innventure’s Technology segment began generating revenue related to its cooling systems for data centers.
•Total operational expenses of approximately $10,506 and $12,517, respectively, relate to increased costs associated with public readiness activities connected with the Business Combination and the subsequent reporting requirements related to being a public entity for the Successor (as defined below) period from October 2, 2024 through December 31, 2024 and the Predecessor (as defined below) period from January 1, 2024 through October 1, 2024.
•Cash inflows from equity raises were approximately $19,552 and $26,981, respectively, for the Successor period from October 2, 2024 through December 31, 2024 and the Predecessor period from January 1, 2024 through October 1, 2024. These cash inflows from equity raises are compared to net cash outflows related to operating, investing and remaining financing activity of $8,478 and $13,345, respectively, for the Successor period from October 2, 2024 through December 31, 2024 and the Predecessor period from January 1, 2024 through October 1, 2024.
•As a result of the Business Combination, $187,500 of intangible assets and $667,936 of goodwill were recognized. Overall, $147,515 of net identifiable assets were acquired.
Results of Operations for the Years Ended December 31, 2024 and 2023 (in thousands, except as otherwise noted)
To reflect the application of different bases of accounting as a result of the Business Combination, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) up to and including the Closing Date (labeled “Predecessor”) and (2) the period after that date (labeled “Successor”). The periods after October 1, 2024 are the “Successor” period while the periods before October 2, 2024 are the “Predecessor” periods.
Management believes reviewing our operating results for the twelve-months ended December 31, 2024 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the prior year. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of fiscal 2024 and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with GAAP. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

	Successor	Predecessor	S/P Combined (Non-GAAP)	Predecessor	Non-GAAP
	Period from October 2, 2024 through December 31, 2024	Period from January 1, 2024 through October 1, 2024	Year ended December 31, 2024	Year ended December 31, 2023	2024 vs 2023 Changes
	($)	($)	($)	($)	($)	(%)
Revenue	456	764	1,220	1,117	103	9.2%

Operating Expenses
Cost of sales	3,752	777	4,529	—	4,529	nil
General and administrative	29,652	26,608	56,260	17,589	38,671	219.9%
Sales and marketing	2,009	4,178	6,187	3,205	2,982	93.0%
Research and development	5,340	5,978	11,318	4,001	7,317	182.9%
Total Operating Expenses	40,753	37,541	78,294	24,795	53,499	215.8%

Loss from Operations	(40,297)	(36,777)	(77,074)	(23,678)	(53,396)	225.5%

Non-operating (Expense) and Income
Interest expense, net	(1,132)	(1,300)	(2,432)	(1,224)	(1,208)	98.7%
Net gain (loss) from investments	—	11,547	11,547	(6,448)	17,995	279.1%
Net (loss) gain on investments - due to related parties	—	(468)	(468)	232	(700)	(301.7)%
Change in fair value of financial liabilities	(20,946)	(478)	(21,424)	766	(22,190)	(2,896.9)%
Equity method investment (loss) income	(902)	893	(9)	(632)	623	(98.6)%
Loss on conversion of promissory notes	—	(1,119)	(1,119)	—	(1,119)	nil
Write-off of loan commitment fee asset	(10,041)	—	(10,041)	—	(10,041)	nil
Miscellaneous other expense	(57)	(64)	(121)	—	(121)	nm*

Total Non-operating (Expense) Income	(33,078)	9,011	(24,067)	(7,306)	(16,761)	229.4%
Income tax expense (benefit)	(3,282)	432	(2,850)	—	(2,850)	nm*

Net Loss	(70,093)	(28,198)	$(98,291)	(30,984)	(67,307)	217.2%
Less: net loss attributable to
Non-redeemable non-controlling interest	(8,339)	(11,762)	$(20,101)	(139)	(19,962)	14,361.2%

Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(61,754)	(16,436)	(78,190)	(30,845)	(47,345)	153.5%

Other comprehensive income, net of taxes:
Unrealized gain on available-for-sale debt securities - related party	909	62	971	—	971	nil
Total other comprehensive loss, net of taxes	909	62	$971	—	971	nil

Total comprehensive loss, net of taxes	(69,184)	(28,136)	(97,320)	(30,984)	(66,336)	214.1%
Less: comprehensive income attributable to
Non-redeemable non-controlling interest	(8,339)	(11,762)	(20,101)	(139)	(19,962)	14,361.2%

Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(60,845)	(16,374)	(77,219)	(30,845)	(46,374)	150.3%
__________________
*not meaningful

Revenue
Revenue was $456 for the Successor period from October 2, 2024 through December 31, 2024, $764 for Predecessor period from January 1, 2024 through October 1, 2024 and $1,117 for the Predecessor year ended December 31, 2023. Revenue for the combined twelve months ended December 31, 2024 was $1,220, an increase of $103, or 9.2%, over the comparable period for the Predecessor year ended December 31, 2023. The increase was primarily due to new product sales within the Technology segment during the combined twelve months ended December 31, 2024. The increase was partially offset by non-recurring consulting revenue provided to certain third parties for the Predecessor year ended December 31, 2023.
Cost of sales
Cost of sales was $3,752 for the Successor period from October 2, 2024 through December 31, 2024, $777 for Predecessor period from January 1, 2024 through October 1, 2024 and nil for the Predecessor year ended December 31, 2023. Cost of sales for the combined twelve months ended December 31, 2024 was $4,529, an increase of $4,529, over the comparable period for the Predecessor year ended December 31, 2023. The increase was due to the fact that the Technology segment was pre-revenue for the Predecessor year ended December 31, 2023 and started generating revenue from product sales during the combined twelve months ended December 31, 2024. Cost of sales relate to those costs incurred to generate the new product sale revenue as well as the amortization expense of $2,065 associated with the recognition of intangibles of the Technology segment as part of the Business Combination.
General and administrative
General and administrative expense was $29,652 for the Successor period from October 2, 2024 through December 31, 2024, $26,608 for Predecessor period from January 1, 2024 through October 1, 2024 and $17,589 for the Predecessor year ended December 31, 2023. General and administrative expense for the combined twelve months ended December 31, 2024 was $56,260, an increase of $38,671, or 219.9%, over the comparable period for the Predecessor year ended December 31, 2023. The increase in expenditure was primarily attributed to an increase in professional services, legal fees and consulting fees related to the Business Combination of $17,600. The remaining increase in expenditure was due to increased employee costs associated with increased bonuses and stock based compensation grants.
Sales and marketing
Sales and marketing expense was $2,009 for the Successor period from October 2, 2024 through December 31, 2024, $4,178 for Predecessor period from January 1, 2024 through October 1, 2024 and $3,205 for the Predecessor year ended December 31, 2023. Sales and marketing expense for the combined twelve months ended December 31, 2024 was $6,187, an increase of $2,982, or 93.0%, over the comparable period for the Predecessor year ended December 31, 2023. The increase was primarily due to increased compensation costs as a result of increased headcount across the business and increases in advertising and marketing related events and expenses associated with the commercialization phase of the Technology segment.
Research and development
Research and Development (“R&D”) expense was $5,340 for the Successor period from October 2, 2024 through December 31, 2024, $5,978 for Predecessor period from January 1, 2024 through October 1, 2024 and $4,001 for the Predecessor year ended December 31, 2023. R&D expense for the combined twelve months ended December 31, 2024 was $11,318, an increase of $7,317, or 182.9%, over the comparable period for the Predecessor year ended December 31, 2023. The increase was primarily due to an increase in employee-related costs in the Technology segment and an increase in new product development costs.
Interest expense, net
Interest expense, net was $1,132 for the Successor period from October 2, 2024 through December 31, 2024, $1,300 for Predecessor period from January 1, 2024 through October 1, 2024 and $1,224 for the Predecessor year ended

December 31, 2023. Interest expense, net for the combined twelve months ended December 31, 2024 was $2,432, an increase of $1,208, or 98.7%, over the comparable period for the Predecessor year ended December 31, 2023. The increase was primarily due to an increase in facilities and borrowings between the periods as well as the increased cost of borrowing experienced during the Successor period.
Net gain (loss) from investments
Net gain on investments was nil for the Successor period from October 2, 2024 through December 31, 2024, $11,547 for Predecessor period from January 1, 2024 through October 1, 2024 and net loss on investments was $6,448 for the Predecessor year ended December 31, 2023. Net gain on investments for the combined twelve months ended December 31, 2024 was $11,547, an increase of $17,995, or 279.1%, over the comparable period for the Predecessor year ended December 31, 2023. The increase was due to the unrealized gain on investment in PCT owned stock via Class PCTA Units for the year ended December 31, 2024. The PCTA associated assets were not recognized as part of the Business Combination.
Net (loss) gain on investments - due to related parties
Net loss on investments – due to related parties was nil for the Successor period from October 2, 2024 through December 31, 2024, $468 for Predecessor period from January 1, 2024 through October 1, 2024 and net gain on investments was $232 for the Predecessor year ended December 31, 2023. Net loss on investments – due to related parties for the combined twelve months ended December 31, 2024 was $468, a decrease of $700, or 301.7%, over the comparable period for the Predecessor year ended December 31, 2023. The decrease was primarily due to an increase in fair value of liability - PCT stock owed to others. The PCTA associated liabilities were not recognized as part of the Business Combination.
Change in fair value of financial liabilities
The fair value of financial liabilities increased by $20,946 for the Successor period from October 2, 2024 through December 31, 2024, increased by $478 for Predecessor period from January 1, 2024 through October 1, 2024, and decreased by $766 for the Predecessor year ended December 31, 2023. The fair value of financial liabilities for the combined twelve months ended December 31, 2024 increased by $21,424, an increase of $22,190, or 2,896.9%, over the comparable period for the Predecessor year ended December 31, 2023. The increase was primarily due to increases in fair value adjustments for warrants and earnout liabilities, which were offset by adjustments in the fair value of embedded derivative liabilities.
Equity method investment (loss) income
Equity method investment loss was $902 for the Successor period from October 2, 2024 through December 31, 2024, equity method investment gain was $893 for Predecessor period from January 1, 2024 through October 1, 2024 and equity method investment loss was $632 for the Predecessor year ended December 31, 2023. Equity method investment loss for the combined twelve months ended December 31, 2024 was $9, a decrease of $623, or 98.6%, over the comparable period for the Predecessor year ended December 31, 2023. The loss in 2023 of $632 recognized represented nonrecurring allocated losses from the ESG Fund and AeroFlexx. The gain in 2024 was primarily due to a non-recurring allocated gain from the ESG Fund offset by a non-recurring allocated loss from investment of AeroFlexx.
Loss on conversion of promissory notes
Loss on conversion of promissory notes was nil for the Successor period from October 2, 2024 through December 31, 2024, $1,119 for Predecessor period from January 1, 2024 through October 1, 2024 and nil for the Predecessor year ended December 31, 2023. Loss on conversion of promissory notes for the combined twelve months ended December 31, 2024 was $1,119, an increase of $1,119, over the comparable period for the Predecessor year ended December 31, 2023. This was due to the automatic conversion of promissory notes in the first quarter of 2024 into equity instruments which was treated as an extinguishment thereby generating a loss. There was no equivalent transaction in 2023.

Write-off of loan commitment fee asset
Write-off of loan commitment fee asset was $10,041 for the Successor period from October 2, 2024 through December 31, 2024, nil for Predecessor period from January 1, 2024 through October 1, 2024 and nil for the Predecessor year ended December 31, 2023. Write-off of loan commitment fee asset for the combined twelve months ended December 31, 2024 was $10,041, an increase of $10,041, over the comparable period for the Predecessor year ended December 31, 2023. The increase was due to a one-time write-off of loan commitment fees related to the WTI Fund loan and security agreement where the Company was unable to draw down subsequent loan tranches because it had not met certain revenue and net loss targets set by the lender. These fees included warrants and fees incurred in securing the WTI loans.
Loss attributable to non-redeemable non-controlling interests
Loss attributable to non-redeemable non-controlling interests was $8,339 for the Successor period from October 2, 2024 through December 31, 2024, $11,762 for Predecessor period January 1, 2024 through October 1, 2024 and $139 for the Predecessor year ended December 31, 2023. Loss attributable to non-redeemable non-controlling interests for the combined twelve months ended December 31, 2024 was $20,101, an increase of $19,962, or 14,361.2%, over the comparable period for the Predecessor year ended December 31, 2023. This was due to the increase in Accelsius loss subject to allocable percentage during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Unrealized gain on available-for-sale debt securities - related party
Unrealized gain on available-for-sale debt securities - related party, was a gain of $909 for the Successor period from October 2, 2024 through December 31, 2024, a loss of $62 for Predecessor period January 1, 2024 through October 1, 2024 and nil for the Predecessor year ended December 31, 2023. Unrealized gain (loss) on available-for-sale debt securities - related party for the combined twelve months ended December 31, 2024 was $971, an increase of $971, over the comparable period for the Predecessor year ended December 31, 2023. The increase was due to the conversion of working capital advances to investments in debt securities which are classified as available-for-sale.
Non-GAAP Financial Measures
We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. (GAAP) to supplement our consolidated financial statements. These non-GAAP financial measures provide additional information to investors to facilitate comparisons of past and present operating results, identify trends in our underlying operating performance, and offer greater transparency on how we evaluate our business activities. These measures are integral to our processes for budgeting, managing operations, making strategic decisions, and evaluating our performance.
Our primary non-GAAP financial measures are EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest, income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring expenses, and other items that are not indicative of our core operating activities. These may include stock-based compensation, acquisition costs, and other financial items. We believe Adjusted EBITDA is valuable for investors and analysts as it provides additional insight into our operational performance, excluding the impacts of certain financing, investing, and other non-operational activities. This measure helps in comparing our current operating results with prior periods and with those of other companies in our industry. It is also used internally for allocating resources efficiently, assessing the economic outcomes of acquisitions and strategic decisions, and evaluating the performance of our management team.
There are limitations to Adjusted EBITDA, including its exclusion of cash expenditures, future requirements for capital expenditures and contractual commitments, and changes in or cash requirements for working capital needs. Adjusted EBITDA also omits significant interest expenses and related cash requirements for interest and payments. While depreciation and amortization are non-cash charges, the associated assets will often need to be replaced in the future, and Adjusted EBITDA does not reflect the cash required for such replacements. Additionally, Adjusted EBITDA does not account for income or other taxes or necessary cash tax payments.

Investors should use caution when comparing our non-GAAP measure to similar metrics used by other companies, as definitions can vary. Adjusted EBITDA should not be considered in isolation or as a substitute for GAAP financial measures.
In presenting Adjusted EBITDA, we aim to provide investors with an additional tool for assessing the operational performance of our business. It serves as a useful complement to our GAAP results, offering a more comprehensive understanding of our financial health and operational efficiencies.
The following table provides a reconciliation from Net Loss to EBITDA and Adjusted EBITDA for the specified periods:

	Successor	Predecessor	S/P Combined (Non-GAAP)	Predecessor
	Period from October 2, 2024 through December 31, 2024	Period from January 1, 2024 through October 1, 2024	Year ended December 31, 2024	Year ended December 31, 2023
Net Loss	(70,093)	(28,198)	(98,291)	(30,984)
Interest expense, net(1)	11,173	1,300	12,473	1,224
Depreciation and amortization expense	5,455	146	5,601	8
Provision for income taxes	3,282	(432)	2,850	—
EBITDA	(50,183)	(27,184)	(77,367)	(29,752)
Transaction and other related costs(2)	2,309	9,414	11,723	3,452
Change in fair value of financial liabilities(3)	20,946	478	21,424	(766)
Stock based compensation(4)	16,338	1,056	17,394	910
Adjusted EBITDA	(10,590)	(16,236)	(26,826)	(26,156)
(1) Interest expense, net – For the combined twelve months ended December 31, 2024, interest expense, net includes interest incurred on our various borrowing facilities and the amortization of debt issuance costs. Additional debt issuance cost associated with a loan commitment fee asset in the amount of $10,041 was written off in combined twelve months ended December 31, 2024 and has also been included in this adjustment. This amount is representative of the asset associated with the second and third tranches of the WTI facility. When it became known that we would not be able to draw on these subsequent tranches based on certain metrics contained within the WTI Facility agreement, we immediately wrote this asset off. For the Predecessor year ended December 31, 2023, this balance is comprised entirely of interest incurred on our various borrowing facilities.
(2) Transaction and other related costs – For the combined twelve months ended December 31, 2024 and for the Predecessor year ended December 31, 2023 this is comprised entirely of consulting, legal, and other professional fees related to the business combination with Learn CW Investment Corporation (the “Business Combination”).
(3) Change in fair value of financial liabilities – For the combined twelve months ended December 31, 2024 the change in fair value of financial liabilities primarily consists of the change in fair value of the warrant liability, change in fair value of the earnout liability, and the change in the fair value of the embedded derivative associated with convertible notes prior to extinguishment. For the Predecessor year ended December 31, 2023, this is comprised entirely of the change in fair value of the embedded derivative associated with the convertible notes.
(4) Stock based compensation – For the combined twelve months ended December 31, 2024 stock based compensation primarily consisted of awards in the 2024 Equity and Incentive Plan entered into on October 2, 2024 subsequent to the Business Combination. These awards consisted of Stock Options, Restricted Stock Units, and Stock Appreciation Rights. Further, a portion of this expense was related to share based payment employee incentive plans in existence at Innventure LLC and other subsidiaries. For the Predecessor year ended December 31, 2023, stock based compensation was comprised wholly of share based payment employee incentive plans in existence at Innventure LLC and other subsidiaries.

Liquidity and Capital Resources (in thousands, except as otherwise noted)
Sources of Liquidity
In assessing liquidity, we monitor and analyze cash on hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date we have financed our operations primarily through cash flows from investing and financing activities.
The following is a summary of the components of our current liquidity:

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$11,119	$2,475
Restricted cash	—	100
Working capital	(45,061)	(2,504)
Accumulated deficit	$(78,262)	$(64,284)
Our future liquidity requirements will depend on many factors, including funding required by our Operating Companies, funding needed to support other business opportunities and expenditures, and funding for working capital and general corporate purposes. Based on current expectations, we estimate we will require at least $50,000 to meet our liquidity requirements for the next 12 months.
We expect to satisfy our liquidity requirements through cash on hand, cash generated from the operations of our Operating Companies, the SEPA with Yorkville (maximum remaining availability of approximately $72,000), the Convertible Debentures to be issued to Yorkville, as well as proceeds from additional financings completed by us or our Operating Companies. During the year ended December 31, 2024, the Technology segment raised approximately $18,898 of additional equity financing, in comparison to approximately $250 during the year ended December 31, 2023. In connection with our current business strategy, we intend to conduct additional fundraising of up to $25,000 to fund capital expenditures and other expenses to support the growth of the business.
Bridge Financing
On August 20, 2024, the Company entered into unsecured promissory notes with two related parties for principal amounts of $10,000 and $2,000, respectively. The Company entered into amended and restated agreements to amend the terms of these unsecured promissory notes on October 1, 2024. As per the original agreements, the note with the first party contained a loan fee of $1,000 which was payable with the repayment of the principal amount of the note and the note with the second party contained interest at the rate of 11.50% per annum. The principal amounts, loan fees and accrued interest were repayable at the earlier of October 15, 2024 and the first business day following the date of consummation of the Business Combination.
As per the amended note with the first party, the maturity date was extended to the earlier of (i) January 31, 2025 and (ii) the first business day following the date on which the Company has sufficient capital to be able to repay all amounts outstanding under the note and otherwise meet its expected working capital needs as determined by the Company in its reasonable discretion. The loan fee of $1,000, required under the original agreement, became due on or around the amendment date but as of December 31, 2024 has not yet been paid and interest will accrue at the rate of 15.99% per annum until paid. The amendment was accounted for as a troubled debt restructuring as the Company was provided a concession through a decrease in the effective interest rate. However, no gain or loss was recognized as a result.
As per the amended note with the second party, the maturity date was extended to January 31, 2025 and the interest rate was increased to 13.50% per annum. Additionally, $1,000 of the principal amount became due on or around the amendment date but as of December 31, 2024 has not yet been paid.
On March 20, 2025, the Company entered into agreements to convert and repay the aggregate principal amount of these unsecured promissory notes with the two related parties and, on March 24, 2025, issued shares of the Company’s Series C preferred stock, par value $0.0001 per share (the “Series C Preferred Stock”) and paid cash to settle these unsecured promissory notes with the two unrelated parties. See Item 13. Certain Relationship and Related Transactions, and Director Independence for more information.

Series B Preferred Stock
The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share, of which, 3,000,000 of the shares of preferred stock are designated as Series B Preferred Stock. Immediately following the Business Combination, Innventure issued 1,102,000 of Series B Preferred Stock at a purchase price of $10.00 per share (the “Original Issue Price”) for a total amount of $11,020. See further discussion of the Series B Preferred Stock in Note 13. Stockholders' Equity within the notes to the consolidated financial statements.
Series C Preferred Stock

5,000,000 shares of preferred stock are designated as Series C Preferred Stock. On March 24, 2025, the Company agreed to issue an aggregate of up to 275,000 shares of the Series C Preferred Stock in a private placement, at a price of $10.00 per share of Series C Preferred Stock, resulting in an aggregate purchase price of approximately $2,750 before deducting fees and other estimated offering expenses. In connection with the preferred stock purchase agreements, the Company received an aggregate amount of $1,500 in advanced funds. In consideration of these funds, the Company issued 150,000 shares of Series C Preferred Stock to the respective parties.

Additionally, on March 24, 2025, the Company issued 578,294 shares of Series C Preferred Stock in exchange for the termination of a related party loan with Glockner Family Venture Fund, LP and issued 1,392,059 shares of Common Stock in exchange for the termination of another related party loan between AeroFlexx Packaging Company, LLC and Auto Now Acceptance Co., LLC. Further, on March 24, 2025, the Company issued an aggregate of 300,000 shares of Series C Preferred Stock for financial advisory and merchant banking services rendered. See further discussion of the Series C Preferred Stock in the sub-section titled “Bridge Financing” above and in Note 21. Subsequent Events within the notes to the consolidated financial statements.

Convertible Debentures

On March 25, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) to the issuance and sale of convertible debentures (the “Convertible Debentures”) with an aggregate principal amount of up to $30,000. These Convertible Debentures will be convertible into shares of Common Stock (as converted, the “Conversion Shares”). On the first business day after certain closing conditions are met, including the timely filing of this Form 10-K, the Company will issue $20,000 in aggregate principal amount of Convertible Debentures (the “First Closing Date”). Additionally, the Company will issue an additional $10,000 in aggregate principal amount of Convertible Debentures after both (i) the registration statement filed with the SEC registering the resale of the Conversion Shares is declared effective by the SEC and (ii) the Company receives stockholder approval. The Convertible Debentures will not bear interest unless an event of default occurs, in which case the Convertible Debentures will bear interest at an annual rate of 18%. The Convertible Debentures will mature 15 months after the First Closing Date and can be converted into shares of Common Stock at a conversion price to be determined. The Convertible Debentures were issued at an original issue discount of 10%. In connection with this agreement, the Company agreed to issue warrants to purchase up to 300,000 shares of Common Stock to the WTI Lenders. These warrants serve as consideration for the WTI Lenders’ consent to the transaction. The warrants have an exercise price of $0.01 per share and are exercisable until March 31, 2035, with additional customary rights and protections. See further discussion of the Convertible Debentures in Note 21. Subsequent Events within the notes to the consolidated financial statements.

Cash Flows
Cash flows associated with operating, investing and financing activities for the years ended December 31, 2024 and 2023 are summarized as follows:

	Successor	Predecessor	S/P Combined 2024	Predecessor	Change
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2024	Year ended December 31, 2023	Amount	% Change
Net Cash Used in Operating Activities	$(29,214)	$(18,848)	$(48,062)	$(19,476)	$(28,586)	146.8%
Net Cash Provided by (Used in) Investing Activities	6,822	(5,957)	865	(4,667)	5,532	118.5%
Net Cash Provided by Financing Activities	33,466	38,441	71,907	19,174	52,733	275.0%
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$11,074	$13,636	$24,710	$(4,969)	$29,679	(597.3)%
Net Cash Used in Operating Activities
Cash flows used in operating activities were $48,062 for the combined twelve months ended December 31, 2024, as compared to $19,476 for the year ended December 31, 2023, an increase of $28,586, or 146.8%. The increase is primarily related to change additional costs incurred in connection with the Business Combination, increased employee compensation costs associated with increased headcount. In addition, there was an increase in R&D costs at the Technology segment.
Net Cash Provided (Used in) by Investing Activities
Cash flows provided by in investing activities were $865 for the combined twelve months ended December 31, 2024, as compared to cash flows used in investing activities of $4,667 for the year ended December 31, 2023, an increase of $5,532 or 118.5%. The increase is primarily related cash withdrawn from the trust as a result of the Business Combination offset by to loans to an equity method investee and acquisitions of property, plant and equipment.
Net Cash Provided by Financing Activities
Cash flows provided by financing activities were $71,907 for the year ended December 31, 2024, as compared to $19,174 for the year ended December 31, 2023, an increase of $52,733 or 275.0%. The increase is primarily related to proceeds from issuance of equity and debt financing, partially offset by increased repayment of debt.
Indebtedness
Refer to Note 5. Borrowings to our consolidated financial statements for the years ended December 31, 2024 and 2023 included in Item 8 of this Form 10-K for a discussion of our indebtedness.
Contractual Obligations
The following table presents a summary of our contractual obligations, including payments due by period, as of December 31, 2024:

	2025	2026	2027	2028	Thereafter	Total
Operating lease	299	351	94	—	—	744
Debt obligations	14,625	7,295	8,244	4,561	—	34,725
Total	14,924	7,646	8,338	4,561	—	35,469
Going Concern
We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our growth plans and related operations. We believe the successful transition to attaining profitable operations is dependent upon achieving a level of revenues from our Operating Companies adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the consolidated financial statements included in Item 8 of this Form 10-K. If we are unable to realize our assets, obtain adequate capital from the SEPA or otherwise generate sufficient revenues to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:
•other available sources of financing from banks and other financial institutions;
•capital financing; or
•financial support from our related parties and shareholders.
We can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to us, if at all. If one or all of these events does not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfalls (or both), there would likely be a material adverse effect on our business and financial condition that would materially adversely affect our ability to continue as a going concern. See “Item 1A. Risk Factors – Risks Related to Innventure’s Business – There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.”
The consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.
Critical Accounting Policies and Use of Estimates
Refer to Note 2. Accounting Policies to our consolidated financial statements for the years ended December 31, 2024 and 2023 included in Item 8 of this Form 10-K for a discussion of our critical accounting policies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements	Page No.
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; PCAOB ID#243)	59
Consolidated Balance Sheets as of December 31, 2024 and 2023	61
Consolidated Statements of Operations and Comprehensive Income (Loss) for the period October 2, 2024 through December 31, 2024 (Successor), January 1, 2024 through October 1, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor)	62
Consolidated Statement of Changes in Mezzanine Capital for the period January 1, 2024 through October 1, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor).	63
Consolidated Statement of Changes in Stockholders’ Equity for the period October 2, 2024 through December 31, 2024 (Successor), January 1, 2024 through October 1, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor)	64
Consolidated Statements of Cash Flows for the period October 2, 2024 through December 31, 2024 (Successor), January 1, 2024 through October 1, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor)	66
Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Innventure, Inc.
Orlando, FL
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Innventure, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, (“Successor”) and Innventure, LLC and Subsidiaries as of December 31, 2023 (“Predecessor”), the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the period from October 2, 2024 through December 31, 2024 (“Successor”), and the consolidated statements of operations and comprehensive income (loss), changes in mezzanine capital, stockholders’ equity, and cash flows for the period January 1, 2024 through October 1, 2024 (“Predecessor”) and the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 (“Successor”) and 2023 (“Predecessor”), and the results of its operations and its cash flows for the period from October 2, 2024 through December 31, 2024 (Successor), the period from January 1 2024 through October 1, 2024 (“Predecessor”) and the year ended December 31, 2023 (“Predecessor”), in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2022.
Raleigh, North Carolina
April 14, 2025

Innventure, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Assets
Cash, cash equivalents and restricted cash	$11,119	$2,575
Accounts receivable	283	—
Due from related parties	4,536	2,602
Inventories	5,178	—
Prepaid expenses and other current assets	3,170	487
Total Current Assets	24,286	5,664
Investments	28,734	14,167
Property, plant and equipment, net	1,414	637
Intangible assets, net	182,153	—
Goodwill	667,936	—
Other assets	766	1,096
Total Assets	$905,289	$21,564
Liabilities and Stockholders' Deficit
Accounts payable	$3,248	$93
Accrued employee benefits	9,273	3,779
Accrued expenses	2,478	1,009
Related party payables	—	347
Related party notes payable - current	14,000	1,000
Notes payable - current	625	912
Patent installment payable - current	1,225	775
Obligation to issue equity	4,158	—
Warrant liability	34,023	—
Other current liabilities	317	253
Total Current Liabilities	69,347	8,168
Notes payable, net of current portion	13,654	999
Convertible promissory note, net	—	1,120
Convertible promissory note due to related party, net	—	3,381
Embedded derivative liability	—	1,994
Earnout liability	14,752	—
Stock-based compensation liability	1,160	—
Patent installment payable, net of current	12,375	13,075
Deferred income taxes	27,353	—
Other liabilities	355	683
Total Liabilities	138,996	29,420
Commitments and Contingencies (Note 19)
Mezzanine Capital
Redeemable Class I Units, no par value, 1,000,000 units authorized, issued and outstanding as of December 31, 2023	—	2,912
Redeemable Class PCTA Units, no par value, 3,982,675 units authorized, issued and outstanding as of December 31, 2023	—	7,718
Stockholders' Equity / Unitholders' Deficit
Class B Preferred Units, no par value, 4,639,557 units authorized, and 4,109,961 units issued and outstanding as of December 31, 2023	—	38,122
Class B-1 Preferred Units, no par value, 2,600,000 units authorized, and 342,608 units issued and outstanding as of December 31, 2023	—	3,323
Class A Units, no par value, 10,975,000 units authorized, and 10,875,000 units issued and outstanding as of December 31, 2023	—	1,950
Class C Units, no par value, 1,585,125 units authorized, and 1,570,125 units issued and outstanding as of December 31, 2023	—	844
Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, and 1,102,000 shares issued and outstanding as of December 31, 2024	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, and 44,597,154 shares issued and outstanding as of December 31, 2024	4	—
Additional paid-in capital	502,865	—
Accumulated other comprehensive gain (loss)	909	—
Accumulated deficit	(78,262)	(64,284)
Total Innventure, Inc., Stockholders’ Equity/ Innventure LLC Unitholders' Deficit	425,516	(20,045)
Non-controlling interest	340,777	1,559
Total Stockholders' Equity/ Unitholders' Deficit	766,293	(18,486)
Total Liabilities, Mezzanine Capital and Equity	$905,289	$21,564
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Revenue	$456	$764	$1,117

Operating Expenses
Cost of sales	3,752	777	—
General and administrative	29,652	26,608	17,589
Sales and marketing	2,009	4,178	3,205
Research and development	5,340	5,978	4,001
Total Operating Expenses	40,753	37,541	24,795

Loss from Operations	(40,297)	(36,777)	(23,678)

Non-operating (Expense) and Income
Interest expense, net	(1,132)	(1,300)	(1,224)
Net gain (loss) from investments	—	11,547	(6,448)
Net (loss) gain on investments - due to related parties	—	(468)	232
Change in fair value of financial liabilities	(20,946)	(478)	766
Equity method investment (loss) income	(902)	893	(632)
Loss on conversion of promissory notes	—	(1,119)	—
Write-off of loan commitment fee asset	(10,041)	—	—
Miscellaneous other expense	(57)	(64)	—
Total Non-operating (Expense) Income	(33,078)	9,011	(7,306)
Loss before Income Taxes	(73,375)	(27,766)	(30,984)
Income tax expense (benefit)	(3,282)	432	—
Net Loss	(70,093)	(28,198)	(30,984)
Less: net loss attributable to
Non-redeemable non-controlling interest	(8,339)	(11,762)	(139)
Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(61,754)	(16,436)	(30,845)

Basic and diluted loss per share	$(1.41)
Basic and diluted weighted average common shares	43,951,279

Other comprehensive income, net of taxes:
Unrealized gain on available-for-sale debt securities - related party	909	62	—
Total other comprehensive loss, net of taxes	909	62	—

Total comprehensive loss, net of taxes	(69,184)	(28,136)	(30,984)
Less: comprehensive income attributable to
Non-redeemable non-controlling interest	(8,339)	(11,762)	(139)
Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(60,845)	$(16,374)	$(30,845)

See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Consolidated Statements of Changes in Mezzanine Capital (Predecessor)
(in thousands, except share and per share amounts)

	Class I Amount	Class PCTA Amount	Total
December 31, 2022	$2,984	$12,882	$15,866
Proceeds from capital calls to unitholders	130	—	130
Accretion of redeemable units to redemption value	(202)	(5,164)	(5,366)
December 31, 2023	2,912	7,718	10,630
Accretion of redeemable units to redemption value	1,565	10,385	11,950
October 1, 2024	$4,477	$18,103	$22,580
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share amounts)

	Class B Preferred	Class B-1 Preferred	Class A	Class C	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Unitholders' Deficit
December 31, 2022 (Predecessor)	$20,803	$3,323	$1,950	$639	$(38,564)	$—	$656	$(11,193)
Net loss	—	—	—	—	(30,845)	—	(139)	(30,984)
Non-controlling interest acquired	—	—	—	—	—	—	337	337
Issuance of units, net of issuance costs	17,319	—	—	—	—	—	—	17,319
Unit-based compensation	—	—	—	205	—	—	705	910
Distributions to unitholders	—	—	—	—	(241)	—	—	(241)
Accretion of redeemable units to redemption value	—	—	—	—	5,366	—	—	5,366
December 31, 2023 (Predecessor)	38,122	3,323	1,950	844	(64,284)	—	1,559	(18,486)
Net loss	—	—	—	—	(16,436)	—	(11,762)	(28,198)
Other comprehensive loss, net of taxes	—	—	—	—	—	62	—	62
Units issued to non-controlling interest	—	—	—	—	—	—	13,921	13,921
Issuance of units, net of issuance costs	13,561	—	—	—	—	—	—	13,561
Unit-based compensation	—	—	—	137	—	—	919	1,056
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	—	—	—	—	—	8,443	8,443
Accretion of redeemable units to redemption value	—	—	—	—	(11,950)	—	—	(11,950)
October 1, 2024 (Predecessor)	$51,683	$3,323	$1,950	$981	$(92,670)	$62	$13,080	$(21,591)
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share amounts)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity
October 2, 2024 (Successor)	—	$—	—	$—	$11,342	$(15,845)	$—	$—	$(4,503)
Effect of acquisition of Innventure LLC	—	—	43,589,850	4	461,064	—	—	343,030	804,098
Reclassification of warrants from liability to equity	—	—	—	—	1,265	—	—	—	1,265
Issuance of common shares, net of issuance costs	—	—	160,000	—	2,083	—	—	—	2,083
Issuance of preferred shares, net of issuance costs	1,102,000	—	—	—	9,965	—	—	—	9,965
Issuance of common shares from warrant exercises	—	—	259,309	—	2,982	—	—	—	2,982
Net loss	—	—	—	—	—	(61,754)	—	(8,339)	(70,093)
Other comprehensive gain, net of taxes	—	—	—	—	—	—	909	—	909
Non-controlling interest acquired	—	—	—	—	—	—	—	4,129	4,129
Distributions to Stockholders	—	—	—	—	—	(663)	—	—	(663)
Vesting of contingent at risk sponsor shares	—	—	587,995	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,381	—	—	1,957	16,338
Accrued preferred dividends	—	—	—	—	(217)	—	—	—	(217)
December 31, 2024 (Successor)	1,102,000	$—	44,597,154	$4	$502,865	$(78,262)	$909	$340,777	$766,293
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Cash Flows Used in Operating Activities
Net loss	$(70,093)	$(28,198)	$(30,984)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	16,338	1,056	910
Interest income on debt securities - related party	(106)	(110)	—
Change in fair value of financial liabilities	20,946	478	(766)
Change in fair value of payables due to related parties	—	468	(232)
Write-off of loan commitment fee asset	10,041	—	—
Non-cash interest expense on notes payable	248	351	487
Net (gain) loss on investments	—	(11,547)	6,448
Equity method investment gain (loss)	902	(893)	632
Loss on conversion of promissory notes	—	1,119	—
Deferred income taxes	(3,301)	432	—
Depreciation and amortization	5,455	146	8
Payment of patent installment	—	(250)	—
Non-cash rent costs	64	185	192
Accrued unpaid interest on note payable	69	930	—
Changes in operating assets and liabilities:
Accounts receivable	(166)	(117)	—
Prepaid expenses and other current assets	(1,301)	(1,353)	(218)
Inventory	(2,354)	(2,824)	—
Accounts payable	(11,211)	6,013	9
Accrued employee benefits	1,656	3,838	3,181
Accrued expenses	(484)	674	1,230
Stock-based compensation liability	1,160	—	—
Other current liabilities	(77)	(146)	(155)
Obligation to issue equity	3,000	10,920	—
Other assets	—	(20)	(218)
Net Cash Used in Operating Activities	(29,214)	(18,848)	(19,476)

Cash Flows Provided by (Used in) Investing Activities
Purchase of shares in equity method investee	—	—	(2,000)
Contributions to equity method investee	—	—	(130)
Investment in debt securities - equity method investee	—	(7,400)	(2,600)
Advances to equity method investee	(4,240)	(135)	—
Acquisition of property, plant and equipment	(266)	(736)	(645)
Acquisition of intangible assets	(30)	—	—
Acquisition of net assets, net of cash acquired, through business combination	16	—	—
Proceeds from sale of investments	—	2,314	708
Cash withdrawn from trust as a result of business combination	11,342	—	—
Net Cash Provided by (Used in) Investing Activities	6,822	(5,957)	(4,667)

Cash Flows Provided by Financing Activities
Proceeds from issuance of equity, net of issuance costs	15,383	13,122	16,009
Proceeds from the issuance of equity to non-controlling interest, net of issuance costs	4,169	13,859	337
Proceeds from the issuance of convertible promissory note	—	—	2,000
Proceeds from issuance of debt securities, net of issuance costs	19,455	—	—
Payment of debts	(250)	(540)	(65)
Receipt of Capital from Class I Unitholder	—	—	130
Distributions to Stockholders	(663)	—	(241)
Proceeds from the issuance of promissory notes to related parties	—	12,000	1,004
Repayment of promissory note	(4,628)	—	—
Cash Flows Provided by Financing Activities	33,466	38,441	19,174

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	11,074	13,636	(4,969)
Cash, Cash Equivalents and Restricted Cash Beginning of period	45	2,575	7,544
Cash, Cash Equivalents and Restricted Cash End of period	$11,119	$16,211	$2,575

Innventure, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Supplemental Cash Flow Information
Cash paid for interest	$991	$1,070	$297
Supplemental Disclosure of Noncash Financing Information
Accretion of redeemable units to redemption value	—	11,950	5,366
Debt discount and embedded derivative upon issuance	—	—	1,119
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	7,324	—
Conversion of working capital loans to equity method investees into investments in debt securities - related party	—	2,600	—
Transfer of liability warrants to equity warrants in the Business Combination	1,265	—	—
Initial recognition of loan commitment fee	16,190	—	—
Transfer of loan commitment fee asset	6,694	—	—
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Note 1. Nature of Business
Unless the context otherwise requires, references herein to "Innventure", "we", "us", "our" and "the Company" refer to the business and operations of Innventure LLC and its consolidated subsidiaries (the “Predecessor”) for all periods prior to the Closing (as defined below) and to the business and operations of Innventure, Inc. and its consolidated subsidiaries (the “Successor”) for all periods after Closing.

Innventure founds, funds, and operates companies with a focus on transformative, sustainable technology solutions that we acquire or license from technology innovators, which are typically Multinational Corporations (‘‘MNCs’’). As owner-operators, our goal is to take what we believe to be breakthrough technologies from evaluation to scaled commercialization utilizing an approach designed to help mitigate risk in collaboration with the MNCs (our channel partner(s)), as we build disruptive companies that we believe have the potential to achieve a target enterprise value of at least $1 billion. We define ‘‘disruptive’’ as innovations that, in our opinion, have the ability to significantly change the way businesses, industries, markets, and/or consumers operate. Innventure, Inc., is headquartered in Orlando, Florida.

Business Combination

On October 24, 2023, Learn SPAC HoldCo, Inc. (“Holdco”), a Delaware corporation and direct, wholly-owned subsidiary of Learn CW Investment Corporation (“Learn CW”), a Cayman Islands exempted company, LCW Merger Sub, Inc. (“LCW Merger Sub”), a Delaware corporation and direct, wholly-owned subsidiary of Holdco, and Innventure Merger Sub, LLC (“Innventure Merger Sub” and together with LCW Merger Sub, the “Merger Subs”), a Delaware limited liability company and direct, wholly-owned subsidiary of Holdco entered into a Business Combination Agreement (the “Business Combination Agreement”) with Innventure LLC, a Delaware limited liability company.

As further discussed below and in Note 8. Business Combinations, on October 2, 2024 (the “Closing Date” or “Closing”), Learn CW and Innventure LLC consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement. Following the Closing, both Learn CW and Innventure LLC became subsidiaries of Holdco, Holdco changed its name to “Innventure, Inc.” and became a publicly traded company. Holdco was determined to be the accounting acquirer.
Both Learn CW and Holdco, a direct wholly-owned subsidiary of Learn CW prior to the Business Combination, were created for the purpose of consummating a business combination. Innventure, Inc. and its subsidiaries is the successor to Innventure LLC following the Business Combination and is a Delaware corporation, whose common stock is listed and traded on the Nasdaq Global Market (“Nasdaq”). Following the Business Combination, the Company continues the business of Innventure LLC. The information provided in this Annual Report on Form 10-K reflects two distinct periods, the period up to the Closing Date labeled as the Predecessor and the period including and after that date labeled as the Successor. The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting as of the Closing Date, the accompanying Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

Note 2. Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The Successor consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. The

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Predecessor consolidated financial statements include all amounts of Innventure LLC and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Certain amounts reported previously have been reclassified to conform to the current year presentation with no effect on total stockholders' deficit, or net income as previously reported.
Going Concern
As of December 31, 2024, the Company had cash balance of $11,119, accumulated deficit of $78,262 and a working capital deficit of $45,061. During the year ended December 31, 2024, the Company incurred a net loss of $70,093 for the Successor period from October 2, 2024 through December 31, 2024 and $28,198 for Predecessor period from January 1, 2024 through October 1, 2024. Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional capital or debt financing to proceed with its business plans. Additionally, the future value of investments held is unpredictable and subject to market events outside of the Company’s control.
Subsequent to December 31, 2024, the Company secured additional gross proceeds of $925 through Common Stock issuances as part of the Company’s Standby Equity Purchase Agreement. The Company entered into preferred stock purchase agreements (each, a “Series C Purchase Agreement”, and collectively, the “Series C Purchase Agreements”) on March 24, 2025 to receive gross proceeds of $2,750. Additionally, the Company converted Related party notes into Series C equity, with aggregate principal of $14,000, as discussed in Note 5. Borrowings. The conversion was not determined to be a trouble debt restructuring. Further, the Company entered into a financing agreement on March 25, 2025 to receive up to $30,000 in exchange for convertible debentures, contingent upon certain reporting requirements. For further details on these events, refer to Note 21. Subsequent Events.
In connection with the Company’s assessment of going concern considerations, management has determined that in order to maintain its current level of operations, the Company will require additional working capital from cash flows from operations, the sale of its capital and/or issuance of debt. The Company intends to obtain additional financing in the future to proceed with its business plans. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date of the accompanying consolidated financial statements are issued; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will improve our operating results.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ from those estimates.
Fair Value Measurements
The Company measures the fair value of assets and liabilities on a recurring and nonrecurring basis according to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Unobservable inputs that are supported by little or no market activity and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
Investments
Equity Method Investments
Equity method investments are investments where the Company does not consolidate the investee, but can exert significant influence over the financial and operating policies of the investee.
The carrying value of our equity method investments is determined based on amounts invested by the Company, adjusted for the Company’s share in the earnings or losses of each investee, after consideration of contractual arrangements that govern allocations of income or loss, less distributions received. For investments where the specified allocations of income or loss are different from the allocation of cash from operations and on liquidation, the Company utilizes the hypothetical liquidation book value method to allocate income or loss from the equity method investment. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
Cash distributions received as a result of the Company’s share of cumulative earnings are classified as operating activities. Cash distributions, if any, received that are in excess of the Company’s share of cumulative earnings or losses are classified as investing activities.
Exchange-traded Investments
Exchange-traded equity investments are generally carried at fair value on the consolidated balance sheets with changes in the fair value recorded through net income (“FVTNI”) within non-operating income (expense).
Variable Interest and Voting Interest Entities
The Company performs an analysis of its investments to determine if they are either a Variable Interest Entity (“VIE”) or a Voting Interest Entity (“VOE”). Factors considered in this analysis include the entity’s legal organization; the entity’s capital structure and sufficiency of equity at risk; the rights of equity investment holders; the Company’s contractual involvement with, and economic interest in, the entity; and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. If the Company is not deemed to be the PB of a VIE, the Company accounts for the investment or other variable interests in a VIE as either an equity method investment or other investment, as applicable. VOEs are typically consolidated if the Company holds the majority voting interest.
Upon the occurrence of certain events (such as changes in the investment or the governance structure), management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or VOE, and when applicable, whether the Company continues to qualify as the PB of a VIE. Refer to Note 3. Investments for further discussion on investments in VIEs.
Impairments of Investments

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Management periodically assesses equity method investments for impairment. If impairment exists, an impairment charge would be recorded for the excess of the carrying amount of the investment over its estimated fair value in the consolidated statements of operations and comprehensive income (loss).
Impairment evaluation considers qualitative factors, including the financial conditions and specific events related to an investee, that may indicate the fair value of the investment is less than its carrying value.
Available-for-Sale Investments
Available-for-sale (“AFS”) debt securities are generally reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss which is included within stockholders’ deficit. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on AFS debt securities are recognized as a charge in other loss on our consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents primarily consist of cash, money market funds and short-term highly liquid investments with original maturities of three months or less. The Company has concentrated credit risk for cash and cash equivalents by maintaining deposits in banks, which may, at times, exceed amounts covered by insurance provided by the US Federal Deposit Insurance Corporation and management continues to monitor the financial condition of the major financial institutions where these funds are held.
Cash that is restricted and not available for general operations is considered restricted cash. The Company's restricted cash is related to cash received through the Company's Class B Preferred Units capital raise and held in escrow prior to finalization of the Class B Preferred Units investment. As of December 31, 2024 and 2023, the Company had restricted cash related to the capital raise of $— and $100, respectively.
Additionally, the Company maintains certain compensating balances that may be withdrawn, but the availability of short-term lines of credit is dependent upon the maintenance of such compensating balances. As of December 31, 2024 and 2023, the Company had compensating balances of $100 and $300, respectively.
Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally under the average cost method.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation. The Company depreciates the cost of property, plant and equipment using the straight-line method with depreciable lives of 10 years for Machinery & equipment, 3 years for Computers & office equipment and the lesser of useful life or lease terms for Leasehold improvements. The Company expenses normal maintenance and repair costs as incurred.
Impairment of Long-Lived Assets
The Company assesses its property, plant and equipment and other long lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. In the event such an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
depreciated over the revised useful life. Assets to be disposed of are reported at the lower of the carrying value of estimated fair value less estimated costs to sell.
Intangible Assets
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.
If required, recoverability of these assets is determined by comparison of their carrying value to the estimated future undiscounted cash flows the assets are expected to generate over their remaining estimated useful lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their estimated fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.
Goodwill
Goodwill reflects the excess purchase price over the fair value of net tangible and intangible assets acquired in a business combination.
Goodwill is evaluated for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of its reporting unit, the Company would record an impairment loss equal to the difference. The Company operates in one operating segment which the Company considers to be its only reporting unit. There were no impairments of goodwill recognized for the year ended December 31, 2024.
Stock and Warrants
Stock may be classified as a liability, temporary capital (i.e., mezzanine capital) or permanent stockholders' equity. In order to determine the appropriate classification, an evaluation of the cash redemption and other features is required. Where there exists an absolute right of redemption presently or in the future, the units in question would be classified as a liability. If units are contingently redeemable upon the occurrence of an event that is outside of the issuer’s control, the units are classified as mezzanine capital. The probability that the redemption event will occur is irrelevant. If no redemption features exist, or if a contingent redemption feature is within the Company’s control, the capital unit would be considered permanent stockholders' equity.
The Company accounts for warrants to acquire stock as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. In order to determine the appropriate classification, consideration is given as to whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions. This assessment requires the use of judgement and is conducted at the time of warrant issuance and as of each reconsideration and balance sheet date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for stockholders' equity classification, the warrants are recorded as a component of additional paid-in capital at fair value at the time of issuance. For issued or modified warrants that do not meet all of the criteria for stockholders' equity classification, the warrants are recorded as a liability at their initial fair value on the date of issuance and remeasured at fair value as of each reconsideration and balance sheet date thereafter. The change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive income (loss).
Revenue Recognition
The Company’s product sales arrangements contain performance obligations satisfied at a point in time when control of the product transfers to the customer, based on the contractual terms. This typically occurs when title and risk and rewards of ownership have transferred to the customer. Revenue is recorded net of sales taxes, discounts, and expected returns. Sales discounts and other incentives are treated as variable consideration when estimating the revenue to be recognized.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
The Company earns management fees, consulting revenue and carried interest allocations from investment advisory services it provides to its customers. The Company considers the investment advisory services represent a single performance obligation. Management fees, generally 1-2% of capital committed to the ESG Fund I, L.P. (the “ESG Fund”), are recognized over time using the time-elapsed method, resulting in straight-line revenue recognition over the performance period. These fees are calculated and paid quarterly in advance based on the capital commitments at the start of each quarter. Management fees are considered variable consideration but are typically fully recognized at the end of each reporting period as they are not subject to clawback. Carried interest allocations, typically 10-20%, are recognized based on cumulative fund performance and are subject to achieving minimum return levels, usually 8%. These allocations are considered variable consideration and are recognized when a significant reversal is no longer probable.
Stock-Based Compensation
The Company participates in multiple stock-based compensation plans which are further discussed in Note 14. Stock-based Compensation.
The fair value of stock-based awards is measured on the grant date of the award and recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. Service-based awards vest over the period defined in each individual grant agreement. For equity awards with a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period of the entire award.
Expense related to grants of stock-based awards is included in the respective expense category in which the employee serves in the consolidated statements of operations and comprehensive income (loss). The Company recognizes forfeitures as they occur.
Income Taxes
Prior to the Business Combination, Innventure LLC qualified as a partnership for federal income tax purposes that consolidated financial results with corporate subsidiaries within the financial statements. Consequently, federal income taxes were not payable or provided by Innventure LLC but various corporate subsidiaries were subject to corporate federal, state, and local taxes. There was no federal income tax recorded by Innventure LLC for the year ended December 31, 2023, but corporate income taxes were recorded for the period from January 1, 2024 through October 1, 2024.

On October 2, 2024, the Business Combination occurred which merged Innventure LLC into Innventure Merger Sub, LLC, a wholly owned subsidiary of the Company. The Company became a publicly traded entity and is being taxed as a corporation. The Company accounts for income taxes pursuant to the asset and liability method of ASC 740, Income Taxes, which requires the recognition of current tax liabilities or receivables for the amount of taxes that are estimated as payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

The Company follows the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
taken in income tax returns. The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in unrecognized tax benefits in the next year.

Recently Adopted Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). ASU 2022-03 clarifies that contractual sale restrictions should not be considered in measuring the fair value of equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The Company adopted this ASU on January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The amendments in ASU 2023-07 are effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has made the required disclosures related to this ASU within Note 20. Business Segment Data.
Recently Issued But Not Yet Adopted Accounting Standards
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This standard modifies the disclosure or presentation requirements of a variety of topics and aligns requirements with the SEC’s existing disclosure requirements. ASU 2023-06 is effective on the date each amendment is removed from Regulation S-X or Regulation S-K with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but does not anticipate the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). In January 2025, the FASB issued Clarifying the Effective Date (“ASU 2025-01”) to add some clarity around the effective date of the guidance. ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Note 3. Investments

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Equity-method investments	$17,547	$4,482
Exchange-traded investments at fair value	—	9,685
Investment in debt securities - AFS	11,187	—
Total Investments	$28,734	$14,167
Equity-method investments
ESG Fund
During the Predecessor period, the Company’s equity-method investment in the ESG Fund reflects the Company’s general partner interest which represents approximately 5% of the ESG Fund’s total capital commitments and limited partner interests which were received in exchange for shares of Innventure LLC and Accelsius Holdings LLC prior to October 1, 2024. As of December 31, 2024, the Company’s equity-method investment in the ESG Fund solely reflects interests held by the Company as a limited partner due to the deconsolidation of certain SILOs as further discussed in Note 8. The Predecessor period general partner interest is not consolidated because the ESG Fund is not considered a VIE and the Company does not hold a controlling financial interest in the ESG Fund under the VOE model. The ESG Fund is an investment company that follows a specialized basis of accounting established by GAAP. The Company’s partnership interests in the ESG Fund are substantially illiquid. While the ESG Fund’s holdings are accounted for at fair value, the equity-method investment in the ESG Fund is adjusted to reflect the fair value of the underlying investments of the ESG Fund as of December 31, 2024 and 2023. The fair value of the underlying investments in the ESG Fund is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
AeroFlexx
The Company determined that AeroFlexx has insufficient equity at risk to fund its operations, as of December 31, 2024 and therefore will meet the definition of a VIE. The Company does not have power to direct AeroFlexx's operations. AeroFlexx’s core operations are not closely associated with the Company and it was not created specifically to provide substantially all benefits to Innventure. Therefore, the Company is not considered the primary beneficiary and does not consolidate AeroFlexx as a VIE. The Company accounts for its investments in AeroFlexx under the equity method and held a 34% and 31% interest in AeroFlexx as of December 31, 2024 and 2023, respectively.
The Company’s carrying amounts and maximum exposure relating to AeroFlexx, were as follows:

	Successor		Predecessor
	December 31, 2024		December 31, 2023
Asset type	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Equity method investment in AeroFlexx	$16,930	$16,930	$1,570	$1,570
Investments in debt securities - AFS	11,187	11,187	—	—
Due from related party	4,472	4,472	2,600	2,600
Total	$32,589	$32,589	$4,170	$4,170

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Summarized financial information:
Balance sheets

	ESG Fund		AeroFlexx
	December 31,		December 31,
	2024	2023	2024	2023
Total Assets	$97,445	$58,022	$17,002	$10,780
Total Liabilities	93	107	27,861	8,031
Total Equity (Deficit)	$97,352	$57,915	$(10,859)	$2,749
Statements of operation

	ESG Fund		AeroFlexx
	Years ended December 31,		Years ended December 31,
	2024	2023	2024	2023
Revenue	$202	$320	$38	$16
Gross (Loss) Profit	(735)	(709)	(57)	1
Net Income (Loss)	$39,437	$(4,557)	$(13,663)	$(8,221)
Exchange-traded investments
The Company previously invested in PureCycle Technologies (“PCT”) as the first company formed in partnership with a multinational corporation. In 2021, PCT merged with a special purpose acquisition company and became a publicly-traded entity. The shares of PCT's common stock held by the Company are classified as an Exchange-traded investment at FVTNI. During the Predecessor period from January 1, 2024 through October 1, 2024, the Company sold 400,000 PCT shares for aggregate net proceeds of $2,302. The PCT shares were measured at their fair value immediately prior to the transactions. All remaining PCT shares were derecognized as a result of the Business Combination.
Investment in debt securities - AFS
On July 1, 2024, the Company entered into a loan agreement with AeroFlexx under which the Company will lend up to $10,000 to AeroFlexx. As of July 1, 2024, the aggregate outstanding principal of working capital interest-free advances to AeroFlexx, amounting to $7,635 were included as outstanding term loans under this agreement. During the Predecessor period from January 1, 2024 through October 1, 2024, the Company lent AeroFlexx the remaining principal balance of $2,365 under this agreement.
The term loans and any unpaid accrued interest are required to be repaid by the maturity date, which is the earlier of (i) December 31, 2026 or (ii) the date of the sale, transfer or other disposition all of AeroFlexx’s assets or AeroFlexx's stock. After any full or partial repayment of the term loans, AeroFlexx may borrow additional funds up to the $10,000 limit until the maturity date. The loans bear interest at the applicable federal rate published by the Internal Revenue Service and is adjusted on a quarterly basis.
The Company has an option to convert the outstanding principal amount of the term loans and any unpaid accrued interest into shares or units in connection with the next issuance of equity securities by AeroFlexx, at a price equal to 100% of the price per share or unit and on the same terms and conditions as apply to such issuance.
If, by January 1, 2025, AeroFlexx has not raised equity financing equal to or more than a target of $10,000, then on January 2, 2025, the outstanding principal and any unpaid accrued interest on the term loans will automatically convert into Class D preferred units of AeroFlexx at the same price per unit and on the same terms and conditions as the Class D preferred unit of AeroFlexx purchased by the Company prior to the date of this loan agreement, up to the amount necessary to reach the $10,000 target.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
The Company accounted for the loans as an investment in debt securities and classified them as available for sale debt securities. Based on the AFS classification, the Company records this investment at fair value at each reporting date and as such recorded the changes in fair value of these loans (including the adjustment to fair value at inception date) in Other Comprehensive Income ("OCI").
The amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities as of December 31, 2024 is represented in the table below:

	Amortized cost	Gross unrealized gains	Fair value
Investment in Debt Securities - AFS	$10,278	$909	$11,187
At December 31, 2024, there was no allowance for credit loss related to the available for sale securities portfolio. Accrued interest receivable on available for sale debt securities totaled $216 at December 31, 2024.
The amortized cost and fair value of debt securities, by contractual maturity, as of December 31, 2024 is shown below. Expected maturities can differ from contractual maturities.

	Amortized cost	Fair value
Due within one year	$—	$—
Due after one year through five years	10,278	11,187
Due after five years	—	—
	$10,278	$11,187
As the contractual maturity of the loan is in 2026, it is included in the non-current line item Investments of the consolidated balance sheets. The change in fair value of this investment in debt securities of $909 for the Successor period from October 2, 2024 through December 31, 2024 is included as Unrealized gain on available-for-sale debt securities - related party in the consolidated statements of operations and comprehensive income (loss). As this investment was acquired at fair value as part of the Business Combination there is no activity for the Predecessor periods.
Note 4. Fair Value
Fair Value Hierarchy
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (Successor) and December 31, 2023 (Predecessor):

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

December 31, 2024 (Successor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in debt security - AFS	$—	$—	$11,187	$11,187

Liabilities:
Earnout liability	$—	$—	$14,752	$14,752
WTI warrant liability			17,230	17,230
Private placement warrant liability	—	16,793	—	16,793

December 31, 2023 (Predecessor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs( Level 3)	Total
Assets:
Exchange-traded investments at FVTNI	$9,685	$—	$—	$9,685

Liabilities:
Embedded derivative liability	$—	$—	$1,994	$1,994
Related party payables	347	—	—	347
Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis for the Successor period from October 2, 2024 through December 31, 2024, the Predecessor period from January 1, 2024 through October 1, 2024 and the Predecessor year ended December 31, 2023, respectively, are as follows:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

	Forward Contract	Embedded Derivative Liability	Investment in debt securities - AFS	Earnout Liability	WTI Warrant Liability
Balance as of January 1, 2023 (Predecessor)	$—	$1,641	$—	$—	$—
Additions	—	1,119	—	—	—
Change in fair value	—	(766)	—	—	—
Balance as of December 31, 2023 (Predecessor)	$—	$1,994	$—	$—	$—
Additions	—	—	10,110	—	—
Settlement	—	(2,472)	—	—	—
Change in fair value	—	478	62	—	—
Balance as of October 1, 2024 (Predecessor)	—	—	10,172	—	—

Balance as of October 2, 2024 (Successor)	—	—	10,172	11,352	—
Additions	54	—	106		15,690
Settlement	(99)	—	—	—	—
Change in fair value	45	—	909	3,400	1,540
Balance as of December 31, 2024 (Successor)	$—	$—	$11,187	$14,752	$17,230
There were no transfers in or out of levels during the Successor period from October 2, 2024 through December 31, 2024, the Predecessor period from January 1, 2024 through October 1, 2024, or for the Predecessor year ended December 31, 2023.
Standby Equity Purchase Agreement
On October 24, 2023, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with Yorkville, as further described in Note 13. Stockholders' Equity with applicable terms defined. The SEPA became effective concurrently with the Business Combination. The SEPA includes two components subject to fair value measurement: the Purchased Put Option and Forward Contract. These are considered freestanding financial instruments not indexed to the Company’s stock.
The Purchased Put Option is accounted for as a derivative asset, initially measured at fair value upon Closing and subsequently measured at fair value each reporting period with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). The Purchased Put Option fair value is considered de minimis upon Closing due to the exercise price being at a discount to market prices and remains de minimis as of December 31, 2024.
The Forward Contract is initially measured at fair value upon any Advance Notice and subsequently remeasured with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). A derivative liability or asset will be recorded when there is an Advance Notice outstanding as of a reporting period. There were no outstanding Advance Notices as of December 31, 2024.
Derivative Liabilities
Embedded derivative liabilities contained within the 2025 Notes (as defined and further described in Note 5. Borrowings) are stated at fair value. Fair value is determined utilizing discounted cash flows, using unobservable market data inputs, and an option pricing model based on a probability-weighted expected outcome with respect to a

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
financing or a change of control. The derivatives associated with the 2025 Notes were settled in March 2024 due to conversion of the 2025 Notes in a qualified financing. A summary of the significant unobservable inputs utilized to estimate the fair value is as follows:

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
Investment in debt securities - AFS
The investment in debt securities is stated at fair value as described in Note 3. Investments. The terms of the securities are such that they are highly likely to convert into Class D Units of AeroFlexx. The fair value of the debt securities is estimated on an as-converted basis using a Black-Scholes model incorporating breakpoints upon which each tranche of AeroFlexx equity participates in distributions.

	October 2, 2024	December 31, 2024
Volatility	120.00%	120.00%
Time to liquidity	2 years	2 years
Discount for lack of marketability	18.00%	31.00%
Weighted average cost of capital	45.00%	45.00%
Risk-free rate	3.51%	4.23%
Earnout Shares
Upon Closing of the Business Combination, Earnout Shares were issued to previous Innventure Members and contingently issued to Sponsors (as defined and further described in Note 10. Earnout Shares). The fair value of the Earnout Shares was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, expected term, and risk-free rate, to determine the probability of achieving common share price and revenue milestones. The shares may vest upon either the achievement of the common share price milestone or revenue or event-based milestone specific to each of three tranches. Specifically, the future stock price of the Company and revenues of Accelsius and AeroFlexx are simulated assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. The Earnout Share payoff is calculated based on the contractual terms, and then discounted at the term-matched risk-free rate. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the Earnout Shares. Discounting conventions of revenue-based milestones are mid-period assuming annual revenue forecasts are earned

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
on average at the mid-period of the forecast period. The value of the Earnout Shares is calculated as the average present value over all future modeled payoffs.
The inputs used in simulating the Company’s stock price include, the term, stock price, volatility, risk-free rate and dividend yield. Prior to the Business Combination, the Company never paid or declared dividends, thus the dividend yield is estimated to be 0% as of December 31, 2024. The following table summarizes the inputs used in simulating the Company’s stock price for purposes of valuing the Earnout Shares:

	October 2, 2024	December 31, 2024
Term	7 years	6.8 years
Stock price	$10.87	$13.85
Volatility	56.00%	56.00%
Risk-Free Rate	3.62%	4.42%
Dividend Yield	—%	—%
The Milestone One and Milestone Two Earnout Shares are equity classified and the Milestone Three Earnout Shares are liability classified, as further described in Note 10. Earnout Shares. The assumptions used in measuring fair value of Milestone One and Milestone Three are considered Level 3 inputs, which include weighted average cost of capital risk premium, operational leverage ratio, revenue risk premium and revenue volatility.
Milestone One
The following table summarizes the unobservable inputs used in estimating the fair value of the Earnout Shares based on revenue for Accelsius (Milestone One):

October 2, 2024
Revenue risk premium	6.10%
Revenue volatility	44.00%
Milestone Two
Milestone Two is contingent on the Company’s formation of a new subsidiary, in partnership with an MNC, as determined using the Innventure LLC's “DownSelect” process, within the Vesting Period. The probability of achievement based on the Company’s analysis was 98% on October 2, 2024.
Milestone Three
The following table summarizes the unobservable inputs used in estimating the fair value of the Earnout Shares based on revenue for AeroFlexx (Milestone Three):

	October 2, 2024	December 31, 2024
Revenue risk premium	30.60%	36.10%
Revenue volatility	165.00%	176.00%
For further information on the Earnout Shares, refer to Note 10. Earnout Shares.
Warrants
The Company issued freestanding warrants to the WTI Lenders in connection with the WTI Facility (as defined and further described in Note 5. Borrowings and Note 11. Warrants). The fair value measurement of WTI Warrants is based on unobservable inputs (Level 3 fair value measurement).

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
The fair value of the WTI Warrants was determined using a Monte Carlo valuation model in which the future stock price is simulated assuming a GBM in a risk-neutral framework. The model utilizes significant assumptions including stock price, stock price volatility, and credit spread. The credit spread relates to estimated counterparty credit risk of Innventure being able to make payments related to the WTI Lenders’ put right, in which the WTI Lenders may exchange the WTI Warrants for a total cash payment of $15,000 after the four-year anniversary of issuance. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve.

	October 22, 2024	December 31, 2024
Stock Price	$11.50	$13.85
Stock Price Volatility	56.00%	56.00%
Credit Spread	18.60%	18.80%
Other
Our financial instruments that are not re-measured at fair value include prepaid expenses and other current assets, due from related parties, other assets, accounts payable, accrued expenses, accrued employee benefits, other current liabilities and other liabilities as the carrying amounts approximate fair value due to the short maturity terms of these instruments.
Note 5. Borrowings

		Successor		Predecessor
	Maturities	December 31, 2024	Interest Rates	December 31, 2023	Interest Rates
Series 1 promissory notes	2025 - 2026	$725	12% - 15%	$1,911	9% - 15%
Related party notes	2024 - 2025	14,000	8% - 15.99%	1,000	—%
Convertible promissory notes		—		6,634	8%
WTI Facility	2028	20,000	13.50%	—
Total Notes Payable		34,725		9,545
Less: unamortized debt discount		(6,446)		(2,133)
Less: current portion of related party notes payable		(14,000)		(1,000)
Less: current portion of notes payable		(625)		(912)
Total Long-term Notes		$13,654		$5,500
The Company's debt is carried on a historical cost basis net of unamortized discounts and premiums. Costs associated with acquiring debt are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt as a debt discount. Discounts on debt are amortized over the contractual life of the related debt instrument using the effective interest method (unless otherwise specified below) and are included in Interest expense, net in the consolidated statements of operations and comprehensive income (loss).
The Company’s notes payable, excluding debt issuance costs, and notes payable to related parties mature as follows:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

Year Ending December 31,	Amount
2025	$14,625
2026	7,295
2027	8,244
2028	4,561
Total Debt	$34,725
Series 1 Promissory Notes
In 2018, the Company authorized the issuance and sale of unsecured promissory notes to investors up to $35,000. From 2018 to 2021, the Company issued promissory notes with a total principal amount of $4,936. The notes require monthly interest payments, have an original maturity period of 36-48 months, and bear interest at 9%-12% per annum. The notes contain two term extension options, at the Company’s election, which can extend the notes’ maturity period to 60 months in total. If the Company elects its first term extension option, the note will bear interest at 12% for months 36 through 48. If the Company elects its second term extension option, the notes will bear interest at 15% for months 48 through 60.
In the event of a change of control or a portfolio company sale, the notes are required to be repaid. In the event of a default, noteholders may elect to convert notes into common units of the Company equal to two times the unpaid principal balance plus accrued but unpaid interest at the time of conversion at a pre-money valuation agreed to by a majority of the converting noteholders. If the Company is in default due to lack of payment and the noteholders do not elect repayment, notes will accrue interest at the default rate. During the first 36 months, the default interest rate is 12% and increases to 18% thereafter.
Noteholders converted their Series 1 promissory notes into Class B Preferred Units as follows:

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Principal amount	$—	$396	$1,310
Number of shares	—	40,829	135,133
The conversion rate was based on the Class B Preferred Unit issuance price of $9.6992 per unit. The noteholders elected to receive the last interest payment due and waive the prepayment fee, if applicable, in connection with the transaction. The Company accounted for the conversion of promissory notes as an extinguishment of debt, the impact of which is immaterial to the Company’s financial statements. Upon Closing of the Business Combination, the option for noteholders to convert their Series 1 promissory notes into Class B Preferred Units is no longer available.
Extensions on Series 1 promissory notes were as follow:

		Successor	Predecessor
	Interest Rate	December 31, 2024	December 31, 2023
Principal amount of 1st extension promissory notes	12%	$122	$829
Principal amount of 2nd extension promissory notes	15%	$603	$890
Interest expense on Series 1 promissory notes was as follows:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Interest attributable to contractual interest	$29	$138	$297
Interest attributable to amortization of issuance costs	—	—	32
Total interest expense	$29	$138	$329
Related Party Notes
The Company entered into unsecured promissory notes with two related parties, the first on August 20, 2024, for a principal amount of $10,000, and the second on August 22, 2024, for a principal amount of $2,000. The Company entered into amended and restated agreements to amend the terms of these unsecured promissory notes on October 1, 2024. As per the original agreements, the note with the first party contained a loan fee of $1,000 which was payable with the repayment of the principal amount of the note and the note with the second party contained interest at the rate of 11.50% per annum. The principal amounts, loan fees and accrued interest were repayable at the earlier of October 15, 2024 and the first business day following the date of consummation of the Business Combination.
As per the amended note with the first party, the maturity date was extended to the earlier of (i) January 31, 2025 and (ii) the first business day following the date on which the Company has sufficient capital to be able to repay all amounts outstanding under the note and otherwise meet its expected working capital needs as determined by the Company in its reasonable discretion. The loan fee of $1,000, required under the original agreement, became due on or around the amendment date but as of December 31, 2024 has not yet been paid and interest will accrue at the rate of 15.99% per annum until paid. The amendment was accounted for as a troubled debt restructuring as the Company was provided a concession through a decrease in the effective interest rate. However, no gain or loss was recognized as a result.
As per the amended note with the second party, the maturity date was extended to January 31, 2025 and the interest rate was increased to 13.50% per annum. Additionally, $1,000 of the principal amount became due on or around the amendment date but as of December 31, 2024 has not yet been paid.
Interest expense on the related party notes was as follows:

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Total interest expense	$611	$932	$—
In addition to the related party notes above, the Company also has a related party note for $1,000 that had no stated interest or maturity at issuance. The Company formally came to terms on the related party note by executing an unsecured promissory note with the related party on May 2, 2024. As per the terms of the executed agreement, the principal amount became due on December 21, 2024 but as of December 31, 2024 has not yet been paid and interest will now accrue at the rate of 8.00% per annum. Upon maturity, the Company is required to repay the outstanding principal amount of $1,000 and a loan fee equal to approximately $63. There is no stated interest as per the terms of the executed agreement but it provides for interest at the rate of 8.00% per annum on the outstanding amount from the maturity date if the Company fails to pay any amount due on the maturity date.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Convertible Promissory Notes
The Company previously issued 8% convertible promissory notes (the “2025 Notes”) that can be converted into equity units at the later of a qualified financing event or upon maturity, which is 36-months. A qualified financing event is one or more transactions that results in gross proceeds of at least $2,000. Upon the occurrence of a qualified financing event, the 2025 Notes convert to the series of stock issued in that financing at the lesser of (a) a 20 percent discount or (b) $200 million divided by the number of fully diluted units outstanding immediately prior to the financing. This conversion option is accounted for as a derivative instrument and the fair value of such is discussed in Note 4. Fair Value.
On March 31, 2024, the 2025 Notes with a $6,000 principal balance and $755 of accrued interest were converted into 693,480 Accelsius Series A units at a conversion price of $9.74 per share. The conversion was pursuant to the occurrence of a qualified financing event. The related embedded derivative liability was extinguished in connection with the conversion, resulting in a loss on conversion of $1,119 recorded on the consolidated statements of operations and comprehensive income (loss) in the Predecessor period from January 1, 2024 through October 1, 2024.
Interest expense on the 2025 Notes was as follows:

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Interest attributable to contractual interest	$—	$120	$583
Interest attributable to amortization of implied discounts	—	231	456
Total interest expense	$—	$351	$1,039
The Company has accrued interest of $— and $634 in convertible promissory notes as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the unamortized discount was $— and $2,133, respectively.
WTI Facility
On October 22, 2024, the Company entered into a term loan with WTI Fund X, Inc. and WTI Fund XI, Inc., (collectively, “WTI Lenders”). The terms of the loan provides for a term loan facility in the aggregate principal amount of up to $50,000 (the "WTI Facility"), of which (i) up to $20,000 is made available after October 22, 2024 and through November 15, 2024 (the "First Tranche"); (ii) up to $15,000 is made available after November 1, 2024 and through November 30, 2024 (the "Second Tranche"); and (iii) up to $15,000 will be made available after December 31, 2024 and through January 31, 2025 (the "Third Tranche") (provided that up to $7,500 of the Third Tranche will be made available until March 31, 2025), in each case, subject to the satisfaction of certain conditions, including, with respect to each of the Second Tranche and the Third Tranche, satisfaction of certain financial conditions and the WTI Lenders’ satisfaction with the Company’s forward-looking plan at such time.
Borrowings under the WTI Facility will accrue interest at a rate per annum equal to the greater of (i) the “prime rate” of interest, as published by The Wall Street Journal on the date that the WTI Lenders prepare the promissory notes for the borrowings under such tranche, plus 5% and (ii) 13.50% and will amortize, after an interest-only period of twelve months in the case of the First Tranche and six months in the case of each of the Second Tranche and the Third Tranche, in equal monthly installments over a period of thirty months. Obligations are secured by a lien on the majority of the assets of Innventure LLC and Innventure, Inc.
The Company received all $20,000 of the First Tranche on November 15, 2024. The First Tranche, principal and interest, shall be repaid over a period of 30 months in equal, monthly installments, commencing after an initial 12-month period of interest-only monthly payments, resulting in a total term of 42 months. The interest rate on the

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
outstanding principal amounts under the WTI Facility for the Successor period ended December 31, 2024 was 13.50%.
In connection with the WTI Facility, the Company issued WTI Warrants to the WTI Lenders (as further defined and described in Note 11. Warrants). The Company accounted for each of the WTI Warrants as detachable warrants at their fair value. The fair value of the WTI Warrants was recorded as a liability and as a discount to the WTI Facility on the consolidated balance sheets. The Company is amortizing the discount over the term of the WTI Facility using the straight-line method.
On October 22, 2024, when the Company entered into the WTI Facility, the Company recognized $16,735 as a commitment fee asset on the consolidated balance sheets. On November 15, 2024, when the Company received the First Tranche in the amount of $20,000, the prorated portion of the commitment fee asset of $6,694 was reclassified to a debt issuance cost within Notes payable, net of current portion and began amortizing over the term of the First Tranche. On November 30, 2024 and December 31, 2024, management determined that the Second and Third Tranche, respectively, could not be drawn upon due to certain operational thresholds which had not been met for these Tranches. Therefore, the Company wrote off $5,021 and $5,021, respectively on these dates, to Write-off of loan commitment fee asset on the consolidated statements of operations and comprehensive income (loss) as the commitment fee asset could no longer benefit the Company in receiving debt financing capital.
Interest expense on this facility was as follows:

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Interest attributable to contractual interest	$352	$—	$—
Interest attributable to amortization of issuance costs	248	—	—
Total interest expense	$600	$—	$—
Note 6. Inventories

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Raw materials	$2,974	$—
Work in process	50	—
Finished goods	2,154	—
Total inventories	$5,178	$—

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Note 7. Property, Plant and Equipment

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Leasehold improvements	$548	$38
Machinery & equipment	664	86
Computers & office equipment	14	19
Construction in progress	266	502
Property, Plant and Equipment, Gross	1,492	645
Less: Accumulated depreciation	(78)	(8)
Property, Plant and Equipment, Net	$1,414	$637
Total depreciation expense on property, plant and equipment was as follows:

	Successor	Predecessor
	Period from October 2, 2024 through December 31, 2024	Period from January 1 2024 through October 1, 2024	Year ended December 31, 2023
Depreciation Expense	$78	$148	$8
Note 8. Business Combinations
As discussed in Note 1. Nature of Business, the Closing of the Business Combination occurred on October 2, 2024 pursuant to the terms of the Business Combination Agreement. Upon Closing, 250,000,000 shares of the Company’s common stock (“Common Stock”), par value $0.0001 per share, and 25,000,000 shares of the Company’s preferred stock, par value $0.0001 per share, were authorized. Of the 25,000,000 shares of preferred stock authorized, the Company designated 3,000,000 shares as Series B preferred stock ("Series B Preferred Stock").
As a result of the Business Combination, (a) each Learn CW Class A ordinary share and Class B ordinary share issued and outstanding immediately prior to Closing (and not cancelled or redeemed) was converted into the right to receive one share of Common Stock; (b) each Learn CW public warrant and private placement warrant outstanding immediately prior to Closing was assumed and converted into a Company warrant ("Warrant"); (c) the Innventure LLC equity units (other than the Innventure LLC Class PCTA units ("Class PCTA Units") and Class I units ("Class I Units")) issued and outstanding immediately prior to Closing were converted into the right to receive shares of Common Stock; and (d) the Class PCTA Units and the Class I Units of Innventure LLC remained outstanding.
The Business Combination has been accounted for using the acquisition method of accounting. Holdco was determined to be the accounting acquirer as Innventure LLC was determined to be a VIE and Holdco was determined to be the primary beneficiary. In applying the VIE model, the Class I and Class PCTA Units and associated assets and liabilities are considered silos within Innventure LLC for which Holdco is not considered the primary beneficiary; therefore such silos were not acquired and are omitted from the Company’s consolidated financial statements. Accordingly, the Company recorded all assets acquired and liabilities assumed that Holdco was determined to be the primary beneficiary of at their acquisition date fair values, with any excess recognized as goodwill.
Consideration Transferred
The aggregate consideration for the Business Combination (the “Purchase Consideration”) paid to the holders of Innventure LLC’s outstanding equity and profits interests and warrants, other than the Class PCTA Units and the

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Class I Units (such holders, the “Innventure Members”), consisted of 43,494,999 shares of Common Stock. A portion of this Purchase Consideration to be delivered to Innventure Members consists of a contingent right to receive up to 5,000,000 (the “Company Earnout Shares”) shares of Common Stock. Refer to Note 10. Earnout Shares for more details on the Company Earnout Shares.
Immediately after giving effect to the Business Combination (including as a result of the conversions described above), there were 43,589,850 shares of Common Stock and 18,645,997 Warrants issued and outstanding. As of the Closing, the Innventure Members owned approximately 88.3% of the Company’s outstanding shares of Common Stock and the former shareholders of Learn CW, including (i) Learn CW's sponsor, CWAM LC Sponsor LLC (the “Sponsor”) and (ii) Learn CW's independent directors, owned approximately 13.7% of the Company’s outstanding shares of Common Stock.
The number of shares of Common Stock issued and outstanding at the Closing of the Business Combination were:

Innventure LLC Units	Immediately Prior to Closing	Common Stock Conversion Ratio	Common Stock Upon Closing
Class B Preferred Units	10,875,000	2.09	22,754,664
Class B-1 Preferred Units	5,609,951	2.09	11,738,165
Class A Units	342,608	2.09	716,867
Class C Units	1,570,125	2.09	3,285,303
Total	18,397,684		38,494,999

Learn CW Shares
Learn CW Public shareholders	1,027,674	1.00	1,027,674
Learn CW Class B Shareholders	5,000,000	1.00	5,000,000
Total	6,027,674		6,027,674

Less: Learn CW shares subject to clawback provisions			(932,823)

Total Common Stock Issued and Outstanding at Closing			43,589,850
The consideration transferred for the Business Combination is summarized as follows:

Holdco Common Stock transferred to Innventure Members(1)	$418,441
Contingent consideration(2)	53,980
Consideration transferred	472,421
Non-controlling interest(3)	343,030
Total business enterprise value	$815,451
(1) Represents the fair value of the 38,494,999 of aggregate consideration paid in shares (excluding the Company Earnout shares) at a Closing share price of $10.87.
(2) Represents the fair value of the Company Earnout Shares issued and contingently issuable to Innventure Members. Refer to Note 10. Earnout Shares for more details.
(3) The non-controlling interest represents the fair value of equity in Accelsius held by non-controlling parties. The fair value is calculated using a discounted cash flow methodology to determine the Accelsius equity value which is pro rated by the non-controlling ownership percentage (Level 3). Significant inputs used to measure the fair value of the non-controlling interest include the long-term growth rate of 3%, normalized tax rate of 27.9%, normalized net working capital of 18%, and weighted average cost of capital of 17.6%.

Investing cash flow activity as a result of the Business Combination is summarized as follows:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

Amount
Cash consideration transferred	$—
Add: Cash and cash equivalents acquired	16
Investing cash flow activity as a result of the Business Combination	$16
On the Closing Date, Innventure settled certain obligations using cash from the Learn CW trust account that was released at Closing and financing secured through Series B Preferred Stock. The financing secured through Series B Preferred Stock is discussed in Note 13. Stockholders' Equity.

Amount
Cash proceeds from Learn CW trust account	$11,342
Net cash proceeds from Series B Preferred Stock issuance	10,572
Total Innventure, Inc. cash sources	$21,914

Payment of Learn CW accounts payable and accrued expenses	$9,233
Payment of Learn CW promissory note due to Sponsor	4,628
Payment of Innventure LLC transaction costs at Closing	6,206
Total cash uses	$20,067
Net cash proceeds	$1,847

The Business Combination has been accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.
The purchase consideration was allocated to the following assets and liabilities:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

Amount
Assets acquired:
Cash and cash equivalents	$16
Accounts receivable	117
Due from related parties	210
Inventory	2,824
Prepaid expenses and other current assets	1,955
Equity method investments	18,449
Investment in debt securities - AFS	10,172
Property, plant, and equipment	1,227
Intangible assets	187,500
Other assets	829
Total assets acquired:	$223,299

Liabilities assumed:
Accounts payable	$6,286
Accrued employee benefits	7,617
Accrued expenses	1,972
Related party payable	13,932
Notes payable	975
Patent installment payable	13,600
Deferred tax liability	30,654
Other liabilities	748
Total liabilities assumed:	$75,784

Net identifiable assets acquired	$147,515

Goodwill	$667,936
The assessment of fair value is preliminary and is based on information that was available to management and through the end of the fiscal year. If additional information of events or circumstances that existed at Closing becomes available to management related to assets acquired or liabilities assumed subsequent to this preliminary assessment of fair value but not later than one year after Closing, measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the Closing Date.
Goodwill is recognized as the excess of consideration over the net assets acquired of Innventure LLC and represents the value derived by Innventure LLC’s strong market position and assembled workforce. Goodwill arising from the Business Combination is attributable to the Company’s Technology segment and is not deductible for tax purposes.
The fair value of definite-lived intangible assets as of the Closing Date included:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

Amount
Trade names	17,800
Customer relationships	4,600
Developed technology	165,100
Total	$187,500
Refer to Note 9. Goodwill and Intangible Assets for additional information.
The Predecessor financial statements for the year ended December 31, 2023, include $3,452 transaction costs from Innventure LLC and for the period from January 1, 2024 to October 1, 2024 include $9,627 of transaction costs from Innventure LLC. These transaction costs are recorded within General and administrative expenses within the consolidated statements of operations and comprehensive income (loss). Prior to the Closing Date, Learn CW incurred $9,233 of transaction costs related to the Business Combination, which are not reported in the Predecessor consolidated statements of operations and comprehensive income (loss) since Learn CW is not the Predecessor; these transaction costs are included within Accumulated deficit for the Successor period beginning October 2, 2024. Innventure LLC contributed revenues of $455 and net loss of $18,333 in the consolidated statements of operations and comprehensive income (loss) for the Successor period from October 2, 2024 through December 31, 2024.

Innventure LLC incurred certain acquiree expenses contingent solely upon the consummation of the Business Combination. Such costs consisted of $5,292 in transaction costs and $223 of expense related to share-based award accelerated vesting. Such costs are presented “on the line” and are not reflected in either Predecessor or Successor financial statement periods. “On the line” describes those expenses triggered by the consummation of a business combination that are not recognized in the consolidated statements of operations and comprehensive income (loss) as they are not directly attributable to either period but instead were contingent on the Business Combination.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred as of the beginning of the comparable prior annual reporting period. The Successor and Predecessor Periods for the year ended December 31, 2024 have been combined. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the Business Combination taken place on the date indicated, or the future consolidated results of operations of the Company.
The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, transaction expenses, public warrant reclass from liabilities to equity, removal of Learn CW investment income, and accelerated vesting of equity-based compensation. The amounts of revenue for the years ended December 31, 2024 and 2023 are $1,219 and $1,117, respectively. The amounts of net loss for the years ended December 31, 2024 and 2023 are $105,972 and $74,165, respectively.

Note 9. Goodwill and Intangible Assets
There was no goodwill on the consolidated balance sheets during the Predecessor periods. For the Successor period from October 2, 2024 through December 31, 2024, there was $667,936 of goodwill recognized in connection with the Business Combination and no change to this value as of December 31, 2024. Refer to Note 8. Business Combinations for details.
The following table summarizes intangible assets, net:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

		December 31, 2024 (Successor)
Intangible Asset	Weighted-Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	16.0	17,800	(277)	17,523
Customer relationships	3.0	4,600	(382)	4,218
Developed technology	9.1	165,100	(4,718)	160,382
Other finite-lived intangible assets	3.0	30	—	30
Total intangible assets		$187,530	$(5,377)	$182,153
There were no intangible assets on the consolidated balance sheets during the Predecessor periods; therefore, no amortization expense was recognized. Amortization expense was $5,377 for the Successor period from October 2, 2024 through December 31, 2024 and is recorded on the consolidated statements of operations and comprehensive income (loss).
Estimated future amortization expense is as follows:

Amortization Expense
2025	$21,616
2026	21,616
2027	21,234
2028	20,073
2029	18,853
Thereafter	78,761
Total	$182,153
Note 10. Earnout Shares
Upon Closing of the Business Combination, 5,000,000 Company Earnout Shares were contingently issuable to Innventure Members. Additionally, 344,828 earnout shares were issued to the Sponsor who received consideration in the Business Combination. These shares, referred to as "Sponsor Earnout Shares," are subject to clawback. The Company Earnout Shares and the Sponsor Earnout Shares are collectively referred to as the “Earnout Shares”.
The Earnout Shares will vest upon the following milestone conditions:
•40% of the Earnout Shares will vest upon Accelsius having entered into binding contracts providing for revenue for the Company (as defined in the Business Combination Agreement) within 7 years following the Closing (the “Vesting Period”) in excess of $15,000 in revenue ("Milestone One");
•40% of the Earnout Shares will vest upon the Company’s formation of a new subsidiary, in partnership with an MNC, as determined using the Innventure LLC's “DownSelect” process, within the Vesting Period ("Milestone Two"); and
•20% of the Earnout Shares will vest upon AeroFlexx having received in excess of $15,000 revenue within the Vesting Period ("Milestone Three").
The Sponsor Earnout Shares have a vesting provision that occurs upon a change of control event or upon the occurrence of the VWAP of the shares of Innventure, Inc. Common Stock exceeding $11.50 per share for at least twenty days in any immediately preceding thirty day period (the "VWAP Completion Event"). These vesting conditions are not effective on the Company Earnout shares until 6 months following the Business Combination.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
The Earnout Shares related to Milestone One and Milestone Two were determined to be classified as equity. At Closing, 4,275,862 equity-classified Earnout Shares were fair valued at $46,350, inclusive of 2,137,931 Milestone One shares fair valued at $23,175 and 2,137,931 Milestone Two shares fair valued at $23,175 which are presented in Additional paid-in capital on the consolidated balance sheets.
The Earnout Shares related to Milestone Three are classified as a liability. At Closing, 1,068,966 liability-classified Earnout Shares were fair valued at $11,352 and subsequently fair valued at $14,752 as of December 31, 2024. The Company recognized a loss of $3,400 in Change in fair value of financial liabilities on the consolidated statements of operations and comprehensive income (loss) for the Successor period from October 2, 2024 through December 31, 2024.
Note 11. Warrants

	Number of Public Warrants	Number of Private Warrants	Number of WTI Warrants
Outstanding, October 2, 2024 (Successor)	11,499,997	7,146,000	—
Exercised	(259,309)	—	—
Issued	—	—	2
Outstanding, December 31, 2024 (Successor)	11,240,688	7,146,000	2
There were no warrants outstanding during the Predecessor period from January 1, 2024 through October 1, 2024 nor the Predecessor year ended December 31, 2023.
Public and Private Placement Warrants
Upon the consummation of the Business Combination, 11,499,997 Learn CW public warrants and 7,146,000 private placement warrants outstanding immediately prior to Closing was assumed by the Company and each converted into Company warrant ("Warrant"). All references to “Class A ordinary shares” of Learn CW in Learn CW’s prior agreement were amended to shares of Common Stock of the Company. The Warrants will become exercisable on November 1, 2024 and will expire on October 2, 2029 or earlier upon redemption or liquidation. The Warrants are exercisable for $11.50 per share.
The private placement warrants are identical to the public warrants, except that the private placement warrants and the Common Stock issuable upon the exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by Learn CW and exercisable by such holders on the same basis as the public warrants.
Public Warrants
The Company determined the public warrants are equity-classified and are presented as permanent equity on the consolidated balance sheets. As such, the public warrants are measured at fair value at Closing using the warrant price at Closing multiplied by the number of public warrants and will not be subsequently re-measured. At Closing, the fair value of the equity classified public warrants was $1,265 and is presented in the consolidated balance sheets. See Note 4. Fair Value for details on valuation. The public warrants expire on October 2, 2029. During the Successor period from October 2, 2024 through December 31, 2024, 259,309 public warrants were exercised. Each public warrant that was exercised was converted into one share of Common Stock for an exercise price of $11.50, amounting to a total of $2,982 cash proceeds.
Private Placement Warrants

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
The private placement warrants are liability classified and are not eligible for an exception from derivative accounting. The private placement warrants are presented as a current liability on the consolidated balance sheets given their exercisable term, which is 30 days from Closing. The private placement warrants are measured at fair value based on the price of the public warrants (Level 2 fair value measurement).
As of Closing and December 31, 2024, the fair value of the liability-classified private placement warrants is $786 and $16,793, respectively, and is presented in the consolidated balance sheets. For the Successor period from October 2, 2024 through December 31, 2024, the company recognized a loss of $16,007 in Change in fair value of financial liabilities on the consolidated statements of operations and comprehensive income (loss). There were no private warrants exercised for the year ended December 31, 2024.

				Successor
				December 31, 2024
	Number of Warrants	Exercise Price	Expiration Date	Balance
Private Warrants	7,146,000	$11.50	10/2/2029	$16,793
WTI Warrants
On October 22, 2024, in connection with the WTI Facility, the Company issued warrants (the "WTI Warrants") to the WTI Lenders. The WTI Warrants allow the holders to acquire shares of the Company’s Common Stock or any future equity securities issued by the Company ("Subsequent Round Stock") for cash, at a purchase price equal to $0.01 per share. The number of shares acquirable is determined by dividing $10,000 by the applicable exercise price, which varies depending on the type of stock acquired and certain other conditions.
•If the WTI Lenders choose to exercise the warrants for Common Stock, the exercise price is $10.00 per share; however, if the volume-weighted average price (VWAP) of the Company's Common Stock is less than $10.00 per share as of the date which is eighteen months after the Company's Common Stock began trading, then the exercise price shall be reduced to such lower VWAP.
•If the WTI Lenders choose to exercise the warrants for Subsequent Round Stock, the exercise price shall be the lowest price per share paid by any person for the Company's equity securities issued in a corresponding subsequent round.
The WTI Warrants are exercisable at the option of the holders until March 31, 2035, and may be exchanged for a cash amount of $15,000 (subject to ratable reduction for partial exercises) upon the occurrence of certain liquidity events or at any time from and after October 22, 2028. The holders also have the right to participate in future equity or convertible debt offerings up to an aggregate amount of $5,000 or to maintain their pro rata ownership, subject to customary exclusions.
The WTI Warrants are considered freestanding financial instruments and are recorded at fair value on the consolidated balance sheets as a warrant liability. The fair value of the WTI Warrants upon issuance was $15,690. For the period from issuance to December 31, 2024, the Company recognized a loss of $1,540 in Change in fair value of financial liabilities on the consolidated statements of operations and comprehensive income (loss). See Note 4. Fair Value for details on the valuation.

				Successor
				December 31, 2024
	Number of Warrants	Exercise Price	Expiration Date	Balance
WTI Warrants	2	varies	3/31/2025	$17,230
Note 12. Mezzanine Capital

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Predecessor period
The redemption of Class PCTA Units or Class I Units is not solely in control of the Company and, as such, both classes of units are considered redeemable at the option of the holder. The Class PCTA Units are probable of becoming redeemable and the Class I Units are currently redeemable. As such, these units are accreted to redemption value at each reporting date.
Valuation
Class PCTA Units are valued on a monthly basis to align with the underlying value of the PCT stock. Changes in the redemption value (e.g., fair value) are recognized immediately as they occur and the carrying value of the instrument is adjusted to equal the redemption value at the end of each reporting period. Class I Units are valued on a quarterly basis based on the underlying fair value of the ESG Fund.
Voting
Class PCTA Units carry the right to hold, vote and dispose of the Company’s investment in the related shares of PCT common stock. All Class PCTA Units are held by Innventure1 LLC (“Innventure1”). Class I Units carry the right to hold, vote and dispose of the Company’s partnership interest in the ESG Fund with respect to its General Partner (“GP”) affiliated commitment. Class I Units are held by WE-INN LLC. The holders of units of any other class are not permitted to vote on matters specific to the Class PCTA or Class I Units.
Liquidation Preference
Distributions to Class PCTA and Class I Unit holders are based on their ownership percentage of the respective class.
Redemption
The Company will distribute unencumbered shares of PCT common stock, held in connection with the Class PCTA Units back to Innventure1, as the original contributing member, and at the election of Innventure1. When this occurs, Innventure1 is obligated to either invest the after-tax net proceeds into the Company or contribute the shares of PCT common stock (an in-kind capital contribution) back to the Company in exchange for Class B-1 Preferred Units. With respect to up to 1,000,000 Class PCTA Units, Innventure1 is obligated to acquire Class B-1 Preferred Units after the achievement of certain operational milestones at PCT.
The in-kind capital contributions will correspond to the release of the Company’s obligations under a contractual lock-up agreement related to PCT's common stock and will be equal to the product of the weighted average per share closing price for one share of PCT common stock for each full trading day during the 30-day period ending on the date of such transfer and multiplied by 0.8. There is no maximum amount the Company could be required to pay if the instrument is redeemed.
The Company will distribute the Class I investments held by Innventus ESG Fund I, L.P., to the investor in-kind at the election of WE-INN LLC. There is no maximum amount that the Company could be required to pay if the instrument is redeemed.
Note 13. Stockholders' Equity
For periods prior to the Closing, the Predecessor had Class B Preferred Units, Class B-1 Preferred Units, Class A Units and Class C Units issued and outstanding. In connection with the Business Combination on October 2, 2024, as described in Note 8. Business Combinations, the Successor acquired all membership interests that were in existence for the Predecessor.
Series B Preferred Stock

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Of which, 3,000,000 of the shares of preferred stock are designated as Series B Preferred Stock. Immediately following the Business Combination, Innventure issued 1,102,000 of Series B Preferred Stock at a purchase price of $10.00 per share (the “Original Issue Price”) for a total amount of $11,020.
Series B Preferred Stock are subject to: (i) a mandatory conversion on the date that is five years after original issuance (the “Maturity Date”); and (ii) an optional conversion, at the election of the holder, at any time prior to the Maturity Date upon the effectiveness of a registration statement by the Company registering the underlying shares of Common Stock issuable upon conversion. The number of shares of Common Stock that each holder of Series B Preferred Stock will receive upon conversion will be the number of Series B Preferred shares multiplied by the Conversion Rate, subject to a threshold amount. The conversion rate (“Conversion Rate”) will equal a fraction whose numerator is $10.00 and whose denominator is the lesser of: (i) $12.50 and (ii) the Reset Conversion Price, where the “Reset Conversion Price” means the greater of: (a) $5.00 and (b) the 10-trading day volume-weighted average closing price of the Common Stock. Any fractional shares resulting from conversion will be rounded up to the next whole share.
Holders of Series B Preferred Stock are entitled to cast the number of votes equal to: (i) $10.00, divided by (ii) the Minimum Price (which shall have the meaning assigned in Nasdaq Listing Rule 5635(d)) of Common Stock as of the initial issue date of the Series B Preferred Stock. Holders of Series B Preferred Stock will vote with the holders of Common Stock as a single class and on an as-converted basis, except as provided by law or applicable to Nasdaq Listing Rules. The voting power of Series B Preferred Stock holders cannot exceed 19.99% of the total outstanding voting power.
Series B Preferred Stock will rank senior to the Common Stock, which is junior stock when compared to Series B Preferred Stock. Dividends for Series B Preferred Stock will accrue annually at the rate of 8.0% of the Original Issue Price of $10.00 per share. All dividends are prior to and in preference over any dividend on any junior stock or parity stock and shall be declared and fully paid before any dividends are declared and paid, or any other distributions are made, on any junior stock or parity stock. When dividends are declared by the Company’s board of directors, dividends will be due and payable annually in arrears as payment in kind on the last day of the last quarter in each fiscal year. Holders of Series B Preferred Stock are also eligible to receive dividends and distributions declared on Common Stock, as though their shares were converted into Common Stock, based on the Conversion Rate, using assets legally available for distribution by the Company. The preferred dividends that became due on December 31, 2024, were recorded within Obligation to issue equity on the consolidated balance sheets. As of December 31, 2024, the cumulative dividends on Series B Preferred Stock were $217.
Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. Immediately following the Business Combination, there were 43,589,850 shares of Common Stock issued and outstanding as further discussed in Note 8. Business Combinations. As of December 31, 2024 there were 44,597,154 shares of Common Stock issued and outstanding due to the issuance of Common Stock, exercise of Public Warrants, the issuance of Common Stock in relation to the Standby Equity Purchase Agreement, and the vesting of Earnout Shares that occurred prior to year end.
Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with YA II PN, LTD., an exempt limited partnership from the Cayman Islands (“Yorkville”). Concurrently with the Business Combination, this agreement became effective.
Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $75,000 of Common Stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on the Closing and continuing for a term of 3 years (“Purchased Put Option”). As consideration, Innventure agreed and paid, to YA Global II SPV, LLC, a subsidiary of Yorkville, (i) a structuring fee in the amount

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
of $25 and (ii) a commitment fee of $375. The commitment fee was expensed in full immediately following the consummation of the Business Combination, according to ASC 815, and recorded within the General and administrative expense line item in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024.
Each advance that Innventure issues in writing to Yorkville under the SEPA (each, an “Advance,” and notice of such request, and “Advance Notice”) may be in an amount of Common Stock up to the greater of: (i) $10,000 or (ii) the aggregate daily trading volume of Common Stock for the five trading days prior to Innventure requesting an Advance. The purchase price for the shares of Common Stock set forth in the Advance is determined by multiplying the market price of Common Stock by either (a) 95% of the daily volume weighted average price (“VWAP”) during the applicable one-day pricing period or (b) 97% of the lowest daily VWAP during the applicable three consecutive trading day pricing period. The applicable pricing period depends on the type of Advance Notice selected by the Company under the SEPA. Additionally, the Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. Once the Company draws on the SEPA, the related number of shares issuable constitutes a forward contract to issue common stock (“Forward Contract”).
The SEPA will automatically terminate on the earlier to occur of (i) November 01, 2027 and (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA for Common Stock equal to the commitment amount of $75,000.
On December 24, 2024, the Company issued and sold 60,000 shares of Common Stock in amount of $770, based on the settlement date closing stock price. Additionally, on December 30, 2024, the Company issued and sold 75,000 shares of Common Stock in an amount of $965.
For the year ended December 31, 2024, the Company sold 135,000 shares of Common Stock under the SEPA, raising $1,735 which is classified within Issuance of common shares, net of issuance costs in the consolidated statements of changes in stockholders' equity (deficit).

At Risk Sponsor Shares
In connection with the Business Combination Agreement, the Company entered into the Sponsor Support Agreement under which 5,000,000 shares were issued to the Sponsor at the Closing, as follows: 2,775,172 Fixed Shares, 344,828 Sponsor Earnout Shares, and 1,880,000 At Risk Sponsor Shares.

The Fixed Shares issued to the sponsor are not subject to any contingencies or forfeiture provisions. The Sponsor Earnout Shares are issued until they are deemed forfeited due to non-achievement of the associated Milestones. See Note 10. Earnout Shares for more discussion on the Sponsor Earnout Shares. The At Risk Sponsor Shares are issued, but a portion of such shares are subject to forfeiture in case the Company is not able to secure additional financing based on the calculation within the Sponsor Support Agreement. As per the discussion of additional financing per the Sponsor Support Agreement, the number of shares subject to forfeiture were calculated to be 587,995. The rest of the At-Risk Sponsor Shares, 1,292,005, were free from any forfeiture conditions or contingencies.

When the Company received the First Tranche of the WTI Facility on November 15, 2024, the additional financing condition was met and all the remaining At-Risk Sponsor Shares were considered non-forfeitable and free from any contingencies. See Note 5. Borrowings for more discussion over the First Tranche of the WTI Facility.

Similar to the Sponsor Earnout Shares, all the At-Risk Sponsor Shares were entitled to non-forfeitable dividends or distributions along with other common stockholders of the Company, from their issuance date.

Service Provider Shares

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
In December 2023, the Company entered into an agreement to receive financial advisory services in exchange for equity. Upon Closing of the Business Combination, the Company became liable for $441 of Common Stock divided by the conversion price of $10.87, resulting in 40,552 shares. In connection with the closing of the WTI Facility mentioned in Note 5. Borrowings, the Company became liable for $500 worth of Common Stock calculated as the volume-weighted average price of the Common Stock over the five consecutive trading days ending on the trading day immediately preceding November 15, 2024, $11.13, for a total of 44,919 shares. The resulting liabilities for these unissued securities are included within Liability for future equity issuance on the consolidated balance sheets.

In October 2023, the Company entered into an agreement to receive financial advisory services in exchange for equity. Upon Closing of the Business Combination, the Company is obligated to pay a success fee in cash in an amount of $600 and equity success fee in $3,000 of Series C Preferred Stock, par value $0.0001 per share, of the Company (the “Series C Preferred Stock”) at $10.00 per share. As of December 31, 2024, the Company has no Series C Preferred Stock outstanding and, therefore, has not yet issued this 300,000 Series C Preferred Stock. The resulting liabilities for these unissued securities are included within Obligation to issue equity on the consolidated balance sheets.

Note 14. Stock-based Compensation
Capital Incentive Plan
The Predecessor’s capital incentive plan (the “Capital Incentive Plan”), as amended, permitted the grant of 1,585,125 shares of Class C Units to its employees, directors, and consultants, as designated by the Board of Directors. Upon Closing of the Business Combination, the vesting of all Innventure LLC unvested Class C Capital Incentive Plan units was accelerated, resulting in 203,651 units vested and additional compensation expense of $223. The Class C Capital Incentive Plan units were then immediately exchanged as part of the Business Combination for Common Stock.
The Company recognized compensation costs related to the Capital Incentive Plan as follows:

	Successor	Predecessor
	Period from October 2, 2024 through December 31, 2024	Period from January 1 2024 through October 1, 2024	Year ended December 31, 2023
Compensation expense	$—	$137	$205
2024 Equity and Incentive Compensation Plan
On October 2, 2024, the Company entered into the 2024 Equity and Incentive Compensation Plan (the “Plan”), wherein the Company is permitted to grant awards to employees, directors, consultants, and former service providers of the Company. The Plan provides for the granting of awards including, restricted stock units (“RSUs”), stock options, and stock appreciation rights (“SARs”). The number of shares of Common Stock available under the Plan is initially limited to 11,022,894. The share limit will automatically increase by 3% on the first day of each fiscal year, beginning in 2025, unless a smaller number of shares is determined by the Board of Directors.
On December 9, 2024, the Company granted 975,409 stock options and 2,036,476 restricted stock units (together the “Awards”) to certain directors, employees and consultants. The Awards vest over the service periods defined in each individual grant agreement, which is generally accelerated upon a change in control. All RSUs will be vested by

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
May 1, 2027 and all stock options will be vested by April 30, 2027. The fair value of the Awards issued to employees is recognized as compensation expense on a straight-line basis over the requisite service period.

Restricted Stock Units
Each RSU represents the right to receive one share of Common Stock upon vesting of such RSU. The fair value of RSUs is determined based on the closing market price of the Company’s Common Stock at the date of the grant. If a cash dividend is declared on the Company’s Common Stock before the RSUs have vested, holders of RSUs are entitled to received dividends in the form of a cash credit, and shall be paid in cash at the same time as the RSUs are settled.

The summary of RSU activity for the Successor period from October 2, 2024 through December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Granted on December 9, 2024	2,036,476	$12.20
Vested	131,468	12.20
Forfeited	—	—
Non-vested at December 31, 2024	1,905,008	$12.20

During the Successor period from October 2, 2024 through December 31, 2024, the Company recognized compensation costs related to the RSUs of $1,604 within General and administrative expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, the Company had $23,241 in stock-based compensation expense remaining to be recognized over approximately 1.65 years.
Stock Options
The stock options were granted with an exercise price of $12.20, which aligns with the Company’s closing share price on December 9, 2024. Using the Black-Scholes option pricing model, the estimated grant date fair value of stock options was $6,468 based on an expected volatility of 56%, an expected option term of approximately 5.28 - 5.62 years, and risk-free rate of return of 4.0 - 4.1%. The stock options have a maximum contractual life, and a weighted average remaining contractual term, of 10 years from the grant date.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

Stock options activity for the Successor period from October 2, 2024 through December 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (per share)
Granted on December 9, 2024	975,409	$12.20	$6.63
Vested	61,560	12.20	6.63
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2024	913,849	$12.20	$6.63
Exercisable at December 31, 2024	—	—	—

During the Successor period from October 2, 2024 through December 31, 2024, the Company recognized compensation costs related to the stock options of $405 within General and administrative expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, the Company had $6,063 in compensation expense remaining to be recognized over approximately 1.68 years.
Stock Appreciation Rights
On December 31, 2024 the Company granted 350,000 stock appreciation rights with respect to the equity of Accelsius Holdings LLC. The SARs were awarded to certain Innventure directors, officers, and former service providers of the Company and its affiliates (the “Participants”). The SARs entitle the Participants to shares of Common Stock, or cash, equal to the value of the appreciation in Accelsius’ stock price over the base price of $12.175. Two Participants, who were considered non-employees, were granted cash-settled SARs and three Participants were granted stock-settled SARs. The cash-settled SARs are considered liability-classified and the stock-settled SARs are considered equity-classified

Both the cash-settled SARs and stock-settled SARs will be automatically exercised upon the two-year anniversary of the date of grant. The weighted average contractual term is 2 years.

The estimated grant date fair value of the cash-settled SARs and the stock-settled SARs was $1,160 and $12,371, respectively. The SARs were valued using the Black-Scholes option-pricing model based on an expected volatility of 70%, an expected term of approximately 2 years, and risk-free rate of return of 4%. The SARs are considered fully vested at the date of grant and compensation cost for both SARs was recognized immediately at the date of grant. During the Successor period from October 2, 2024 through December 31, 2024, the Company recorded $13,531 in compensation expense related to the SARs within General and administrative expense in the consolidated statements of operations and comprehensive income (loss).

The summary of SARs activity for the Successor period from October 2, 2024 through December 31, 2024 is as follows:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

	Cash-settled SARs			Stock-settled SARs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (per share)	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (per share)
Granted on December 9, 2024	30,000	$12.18	$38.66	320,000	$12.18	$38.66
Vested	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at December 31, 2024	30,000	$12.18	$38.66	320,000	$12.18	$38.66
Exercisable at December 31, 2024	—	—	—	—	—	—

Subsidiary Equity Plans
Accelsius Subsidiary Equity Plan
Accelsius, a subsidiary of the Company, adopted an equity incentive plan on March 24, 2022 (the “Accelsius Subsidiary Equity Plan”). In March 2023, the Accelsius Subsidiary Equity Plan was amended to permit the grant of 3,300,000 Class C units of the subsidiary to the subsidiary’s employees, directors, and consultants, as designated by the Board of Directors. The awards vest over the period defined in each individual grant agreement which is generally accelerated upon a change of control event. Accelsius has the option to repurchase all vested units upon an employee’s termination of employment or service.
The summary of Accelsius Subsidiary Equity Plan activity is as follows:

	Successor Period	Predecessor Period
	Period from October 2, 2024 through December 31, 2024	Period from January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Compensation expense	$1,341	$918	$705
Class C units granted	168,500	110,000	365,500
Weighted average grant date fair value per share	$46.38	$4.41	$3.80
Note: The grant date fair value per share for the year ended December 31, 2023 is an average amount.
The Company recognizes compensation costs within General and administrative, Sales and marketing and Research and development expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, the Company had $8,103 in unit-based compensation expense remaining to be recognized over approximately 2.42 years.
The grant date fair value was estimated using an Option Pricing Model to allocate the total equity value of Accelsius to the Class C Units. The total equity value was estimated using the Discounted Cash Flow method and Management’s projections. The resulting values of Class C Units were then discounted for lack of marketability (20%).
Series A Issuance

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
On October, 18 2024, Accelsius issued 16,427 equity classified Series A Preferred Units to an employee of the Company which was determined to be stock based payment. The grant date fair value of $616 was recognized as compensation cost (within General and administrative expense in the consolidated statements of operations and comprehensive income (loss)), immediately at the date of grant as there is no requisite service period or vesting period. The fair value of the awards was estimated using a Black-Scholes model with a discount for lack of marketability of 20% applied.
Note 15. Revenues
In 2024, the Company began selling products and services in its technology segment.
The Company provides investment management services to the ESG Fund, a related party, through which it earns revenue from management fees. Management fee revenue is affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. The Company did not recognize any carried interest allocation during the Successor period from October 2, 2024 through December 31, 2024, the Predecessor period from January 1, 2024 through October 1, 2024 and the Predecessor year ended December 31, 2023, as the amounts were probable of significant reversal given the consideration is highly susceptible to factors outside the Company's influence. Cumulative carried interest allocation amounts that are subject to restraint and as such are not yet recognized were $11,282 and $5,880 as of December 31, 2024 and 2023, respectively. The Company also provides management services to AeroFlexx, which do not have a carried interest feature.
The following table represents the breakout of revenue by source:

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Product revenue	$233	$95	$—
Management fees - related party	223	669	892
Consulting revenue	—	—	225
Total revenue	$456	$764	$1,117
The following table represents major customer concentration of revenue:

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Customer A - Related Party	43.0%	77.0%	70.7%
Customer B - Related Party	5.9%	10.6%	9.2%
Customer C	—%	—%	20.1%
Customer D	—%	12.4%	—%
Customer E	48.9%	—%	—%
Total Revenue Concentration of Major Customers	97.8%	100.0%	100.0%

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Note 16. Income Taxes
The Company is subject to federal and state income taxes with respect to any income or loss generated as well as the allocable share of any taxable income or loss of Innventure LLC and other partnership subsidiaries. The partnership subsidiaries within the consolidated group generally do not pay income taxes in most jurisdictions. Instead, taxable income or loss of the partnership subsidiaries is passed through to its members, including the Company. The partnership subsidiaries are liable for income taxes in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. Through Innventure LLC, the Company acquired ownership interest in various domestic entities taxed as corporations. Where required or allowed, the corporation subsidiaries file and pay tax in a standalone basis for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.

The provision for income taxes was as follows:

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Current Expense:
Federal	—	—	—
State	18	—	—
Foreign	—	—	—
Total Current Expense	18	—	—

Deferred Expense:
Federal	(3,301)	432	—
State	—	—	—
Foreign	—	—	—
Total Deferred Expense	(3,301)	432	—
Total Expense:	$(3,282)	$432	$—
A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) was as follows:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Pre-tax book loss	$(73,375)	$(27,766)	$(30,984)
Income taxes at federal statutory rate	(15,405)	—	—
State taxes, net of federal benefit	(1,801)	—	—
Tax on pre-tax earnings of corporate subsidiaries	—	(3,022)	(2,229)
Warrant liability	3,685	—	—
Non-deductible expenses	6	6	631
Change in earnout fair value	(714)	—	—
Other permanent differences	(423)	—	(4)
Change in valuation allowance	11,664	3,448	1,602
R&D credit	(294)	—	—
Total provision (benefit) for income taxes	$(3,282)	$432	$—
Entities within the consolidated group that are considered a corporation for federal income tax purposes, recognize deferred income tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. Significant components of deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred Tax Assets:
Deferred lease liabilities	$138	$189
Capitalized R&D expense	2,562	766
Fixed assets and intangibles	3,113	3,614
Reserves and other accruals	4,873	178
Loss carry-forwards and other tax attributes	15,682	1,663
Total Deferred Tax Assets	26,368	6,410
Less: Valuation allowance	(11,664)	(5,910)
Net Deferred Tax Assets	$14,704	$500

Deferred Tax Liabilities:
Amortization	$(38,443)	$(323)
Investment in Partnerships	(3,505)	—
Right of use assets	(109)	(177)
Total Deferred Tax Liabilities	(42,057)	(500)
Net Deferred Tax Liabilities	$(27,353)	$—
Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including the ability to carryback operating losses to prior periods and the expected future

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
utilization of net operating loss carryforwards, the reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies.
Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on deferred tax assets was $11,664 as of December 31, 2024 and $5,910 as of December 31, 2023, resulting in a net change of $5,754. The increase in valuation allowance of $15,115 during the period mainly relates to U.S. federal and state operating loss carryforwards and equity based compensation deferred tax assets that were deemed unrealizable. During this period, Accelsius recognized significant deferred tax liabilities from acquired intangible assets as part of the Business Combination. The deferred tax liability provided a new source of income to realize the existing deferred tax assets, which provided enough positive evidence to release the valuation allowance of $9,361. The Company and the remaining corporate subsidiaries maintained the valuation allowance as the entities have been in a pre-tax loss position, with insufficient projected taxable income (exclusive of reversing taxable temporary differences) to recognize the benefit of net deferred tax assets as of the end of the year.
As of December 31, 2024, the taxable entity had net operating loss carryforwards for income tax purposes of approximately $62,653 related to federal taxes, all of which may be carried forward indefinitely. The Company and certain subsidiaries also have state net operating loss (“NOL”) carryforwards in the amount of $39,262. The state NOL carryforwards begin to expire in 2038, however, some state NOL’s are able to be carried forward indefinitely.
As of December 31, 2024 and 2023, the Company had no material unrecognized income tax benefits or uncertain tax positions. Also, we do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
As of December 31, 2024, tax years 2022 through 2024 remain open and subject to examination by the Internal Revenue Service and the states where the Company has nexus.
Note 17. Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common shares and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of Series B preferred shares and WTI warrants, which are determined to be participating securities, do not have a contractual obligation to fund losses, undistributed net losses are not allocated to them for purposes of the loss per share calculation.
Given the historical structure of the Predecessor, the Company determined that the calculation of earnings per membership unit results in values that are not a valuable metric to users of these consolidated financial statements. Therefore, earnings per share (“EPS”) information is omitted for the Predecessor periods.
Presented in the table below is a reconciliation of the numerator and denominator for the EPS calculations for the Successor period from October 2, 2024 through December 31, 2024:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)

Successor
October 2, 2024 through December 31, 2024
Numerator:
Net loss attributable to Innventure, Inc. shareholders	$(61,754)
Less: Cumulative earnings to participating securities	217
Undistributed loss for participating securities	(61,971)
Less: Undistributed loss attributable to participating securities	—
Net Loss attributable to common shareholders, basic and diluted	$(61,971)

Denominator:
Weighted average number of units outstanding, basic and diluted	43,951
Net loss per share attributable to common shareholders, basic and diluted	$(1.41)
Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

Successor
December 31, 2024
Public warrants	11,500,000
Private placement warrants	7,146,000
WTI warrants	1,000,000
Series B preferred shares	1,011,869
Share options	975,409
RSUs	2,036,476
SARs	320,000
Note 18. Related Party Transactions
As more fully described in Note 5. Borrowings, the Company has various notes with affiliates, including short-term notes with three separate related parties. In addition, the Company had a convertible note to the ESG Fund as part of the 2025 Notes which was converted during the Predecessor period from January 1, 2024 through October 1, 2024.
Transactions with Directors
As more fully described in Note 14. Stock-based Compensation, the Company issued various equity awards to related parties throughout 2024. On December 9, 2024, the Company issued 1,246,722 RSUs with a grant date fair value of $15,210, and 590,163 stock options with a grant date fair value of $3,913 to a cumulative of 8 directors. On December 31, 2024, the Company issued 200,000 SARs with a grant date fair value of $7,820 to 4 directors and former directors. On March 22, 2024, the Company issued 100,000 Class C Units with a grant date fair value of $441 to 1 director under the Accelsius Subsidiary Equity Plan.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Transactions with Innventure1
In 2022, Innventure1 assigned its ownership interest in a portion of the Company’s PCT common stock to investors who are considered related parties of Innventure1 and the Company. The related party liability established in connection with this assignment was revalued to $53 on December 31, 2023. The change in value was included in Net gain on investments - due to related parties in the consolidated statements of operations and comprehensive income (loss).
Transactions with the ESG Fund
In the normal course of business, the Company advances certain expenses on behalf of the ESG Fund. Certain expenses paid by the Company, which meet certain criteria, are reimbursed to the Company by the ESG Fund. Amounts paid by the Company and reimbursable by the ESG Fund were $105 for the Successor period from October 2, 2024 through December 31, 2024, and $50 for the Predecessor period from January 1, 2024 through October 1, 2024, and $48 for the Predecessor year ended December 31, 2023. There was a receivable of $64 and $2 as of December 31, 2024 and 2023, respectively, related to those expenses included in Due from related parties in the consolidated balance sheets.
As more fully described in Note 2. Accounting Policies, the Company earns a 1-2% management fee for administrative, finance and accounting, and other back-office functions from the ESG Fund. Management fees earned from the ESG Fund were $196 for the Successor period from October 2, 2024 through December 31, 2024, and $588 for the Predecessor period from January 1, 2024 through October 1, 2024. Management fees earned from the ESG Fund totaled $789 for the Predecessor year ended December 31, 2023, which is recorded as Revenue in the consolidated statements of operations and comprehensive income (loss).
In March 2021, the Company entered into a purchase option agreement with the ESG Fund to sell 145,161 shares of PCT common stock with an exercise price of $1. The option period would have expired on July 22, 2024 and the Company measured the derivative liability at fair value, as further described in Note 4. Fair Value. The option was exercised in March 2022 and the shares are subject to the lock-up provisions. The liability due to the ESG Fund as of December 31, 2023 was $294 and is included in Related party payables in the consolidated balance sheets.
In 2023, the Company sold 23,712 of Accelsius Class A Series 2 Units to the ESG Fund for aggregate proceeds of approximately $104. This amount is reflected in Non-controlling interests in the consolidated statements of changes in stockholders' equity (deficit).
Transactions with AeroFlexx
The Company’s related party transactions with AeroFlexx are described in Note 3. Investments. Additionally, in the normal course of business, the Company advances certain expenses on behalf of AeroFlexx. Amounts paid by the Company and reimbursable by AeroFlexx were $27 for the Successor period from October 2, 2024 through December 31, 2024, and $84 for the Predecessor period from January 1, 2024 through October 1, 2024, and $116 for the Predecessor year ended December 31, 2023. There was a receivable of $97 and $— as of December 31, 2024 and 2023, respectively, related to those expenses included in Due from related parties in the consolidated balance sheets.
Note 19. Commitments and Contingencies
PCT Guaranty
On April 22, 2020, the Company entered into a guaranty with a counterparty to unconditionally guarantee PCT’s obligation to reimburse a $5,000 pre-payment upon PCT’s failure to meet certain performance thresholds. Performance thresholds include the commission and construction of a plant. The guaranty has no expiration. The total amount paid by the Company under the guaranty is $0 and total interest paid is $0. As of December 31, 2024 and 2023, there was no principal outstanding under the guaranty.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Patent Agreement Contingent Fees
In 2022, the Company entered into two agreements with an MNC to purchase in-process research and development consisting of patents, technology, and knowledge transfer related to cooling technology for critical electronic equipment in a transaction that was determined to be an asset acquisition.
Under the terms of the agreements, the Company is required to make minimum installment payments, as disclosed below, for each year of the agreement through February 1, 2040. Each installment payment shall be credited towards and set off against any royalty payments (described below) which may become due. As such, these installment payments serve as minimum amounts due to the MNC each calendar year.
Minimum royalties included in Patent installment payables on the consolidated balance sheets are due as follows:

Years Ending December 31,	Amount
2025	$1,225
2026	825
2027	825
2028	825
2029	825
Thereafter	9,075
Total	$13,600
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
License and Royalty Commitments
On December 12, 2024, the Company entered into a license agreement (the “Technology License”) with a third party to obtain exclusive rights to use certain know-how, patents, and data relating to processes for the gasification of plastic waste (the “Technology”). Ownership of the Technology will transfer to the Company for a fee of $500 contingent upon achievement of a commercial milestone, which is not yet probable.
The Company incurred a nonrefundable upfront fee of $500 under the Technology License, which is immediately expensed as incurred on December 12, 2024 and presented as an expense in the consolidated statements of operations and comprehensive income (loss) for the period ended December 31, 2024. Additionally, the Company committed to pay a semi-annual fee of $65 until ownership transfers or the Technology is no longer licensed, which is accrued on a monthly basis. During the Successor period from October 2, 2024 through December 31, 2024, $11 was recognized within General and administrative expense in the consolidated statements of operations and comprehensive income (loss).
Under the Technology License, the Company is committed to pay annual royalties based on Refinity related gross sales and licensing revenue starting in 2025. As of December 31, 2024, no royalty payments were made to the third party.

Note 20. Business Segment Data
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) of the Company. The CODM makes operating decisions, allocates resources and assesses performance based on review of historical and potential future product sales, operating expenses, and net income (loss).

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
Based on the information utilized by the CODM to operate the Company, there is one operating segment and reportable segment, Technology. The Technology segment includes the business activities of Accelsius, a consolidated subsidiary focused on development and manufacture of data center cooling products. Other components of the Company’s consolidated information primarily include operations relating to the original platform business, service activities, Refinity, and equity method investment activities (“Other”).
The following table presents information about the Company’s Technology segment for the Successor period from October 2, 2024 through December 31, 2024, the Predecessor period from January 1, 2024 through October 1, 2024, and for the Predecessor year ended December 31, 2023. The information includes the significant expense categories and amounts regularly provided to the CODM for the reportable segment, which may reflect a different presentation than amounts presented elsewhere in the consolidated financial statements. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the Technology segment.

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Revenue from external customers	$233	$95	$—
Interest income	—	7	14

Cost of sales	$3,752	$777	$—
Employee costs	3,933	8,076	6,849
Facilities, equipment & supplies	121	581	499
General and administrative	751	398	296
Outside services	390	842	844
Research and development	3,224	2,711	1,443
Sales and marketing	193	442	288
Depreciation expense *	6	99	8
Interest expense	90	564	1,039
Income tax expense (benefit)	(3,637)	432	—
Other **	168	1,832	(635)
Total Expenses	$8,991	$16,754	$10,631

Net Loss	$(8,758)	$(16,652)	$(10,617)
* Represents depreciation not already included in Cost of sales.
** Other - change in fair value of financial liabilities, loss on conversion of promissory notes, travel and other miscellaneous expenses.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
The following table reconciles the reportable segment to amounts reflected in our consolidated financial statements.

	Successor	Predecessor
	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2023
Revenues:
Technology	$233	$95	$—
Other	250	750	1,198
Elimination of management services provided to Technology	(27)	(81)	(81)
Consolidated Revenues	$456	$764	$1,117

Interest Expense:
Technology	$90	$564	$1,039
Other	1,240	1,069	328
Consolidated Interest Expense	$1,330	$1,633	$1,367

Interest Income:
Technology	$—	$7	$14
Other	198	326	129
Consolidated Interest Income	$198	$333	$143

Depreciation and Amortization Expense:
Technology	$5,455	$146	$8
Other	—	—	—
Consolidated Depreciation and Amortization Expense	$5,455	$146	$8

Net Loss:
Technology	$(8,758)	$(16,652)	$(10,617)
Other	(61,335)	(11,546)	(20,367)
Consolidated Net Loss	$(70,093)	$(28,198)	$(30,984)

Capital Expenditures:
Technology	$266	$736	$645
Other	—	—	—
Consolidated Capital Expenditures	$266	$736	$645
All long-lived assets are located entirely in the United States of America (USA). Segment assets are not reviewed by the CODM and therefore are not disclosed.
Note 21. Subsequent Events
In connection with the preparation of the consolidated financial statements and related disclosures for the period ended December 31, 2024, management has evaluated events through April 14, 2025, which is the date the consolidated financial statements were available to be issued. Events occurring after December 31, 2024 are:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
The Company sold 422,999 of Accelsius Series A Units for aggregate proceeds of approximately $5,150. This amount will be reflected in non-controlling interests in the consolidated statements of changes in stockholders' equity (deficit) in future periods.

As part of the term loan agreement with AeroFlexx, AeroFlexx did not raise equity financing up to the target amount by January 1, 2025 as discussed in Note 3. Investments. Therefore, on January 2, 2025, $7,250 of outstanding principal and accrued interest was subject to mandatory conversion. Using the price per unit of $6.83, the Company obtained 1,060,747 Class D preferred units through the mandatory conversion. Based on the increase of Class D preferred units, the Company’s updated ownership percentage in AeroFlexx is 38%.

On January 7, 2025, the VWAP Completion Event, as discussed in Note 10. Earnout Shares, occurred and 344,828 Sponsor Earnout Shares vested and were no longer subject to contingencies.

As part of the Company’s SEPA with Yorkville, on January 7, 2025, the Company sold 50,000 shares of Common Stock to Yorkville for aggregate proceeds of approximately $633. On January 22, 2025, the Company issued and sold 4,617 Common Shares for aggregate proceeds of approximately $57. On January 30, 2025, the Company issued and sold 19,376 Common Shares for aggregate proceeds of approximately $235. The remaining shares that could be sold to Yorkville are 4,209,314.

The Board determined that as of January 8, 2025, the creation of Refinity, a consolidated subsidiary of the Company, satisfied the vesting condition applicable to Milestone 2 of the Company Earnout Shares. As such, 2,000,000 shares of common stock were issued on February 4, 2025 as a result of the satisfaction of the Milestone.

On January 22, 2025, Refinity entered into a framework agreement with a third party for research services focusing on the further development and optimization of licensed technology, as well as the enhancement and improvement of plastic recycling through pyrolysis. As part of this agreement, Refinity has agreed to pay a minimum fee of €5,000 during the period beginning May 1, 2025, and ending April 30, 2027, with the stipulation that €2,000 be paid in the first 12-month period and €3,000 in the second 12-month period.

On February 1, 2025, the Company entered into a consulting agreement with a third party for services in respect of public relations and investor communications. The agreement includes monthly compensation of 2,500 shares of the Company's common stock issued each month services are provided. The initial term of the agreement is for one year and may be terminated by either party upon seven days’ notice.

On February 3, 2025, and February 27, 2025, two of the Company’s Series 1 Promissory Notes, discussed in Note 5. Borrowings, matured in an aggregate amount of $300 and were paid as they became due.

On February 3, 2025, the Company issued 85,471 shares of Common Stock for financial advisory and investment banking services rendered.

On February 26, 2025, the Company entered into two Nonqualified Stock Option Agreements, which granted 140,000 nonqualified option rights (the “Option”) to two individuals, pursuant to the terms of the Plan. According to the Nonqualified Stock Option Agreements, and subject to the terms and conditions of the Nonqualified Stock Option Agreements and the Plan, upon vesting of the Options, the holders will have the option to purchase Common Stock of the Company, at an exercise price of $8.84 per share (which is equal to the Fair Market Value of the stock on the grant date). The Options have a term of ten years and will vest and become exercisable with respect to 25% of the shares of Common Stock underlying the Option on February 26, 2026 and 75% of the shares of Common Stock underlying the Option in eight substantially equal installments on each three-month anniversary thereafter.

On March 19, 2025, the Company distributed 21,808 shares of Series B Preferred Stock to represent $218 in cumulative dividends for Series B Preferred Stock, covering the period from the initial issue date, as defined in the Certificate of Designation, to December 31, 2024, as a payment in kind at the specified rate. This action follows the terms outlined in the Certificate of Designation dated October 2, 2024, with a record date for the dividend set for

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share or per share data)
March 5, 2025. Approved by the Board of Directors, this dividend payment is in accordance with the Investment Agreement dated September 27, 2024.

On March 20, 2025, the Company converted and repaid the $14,000 aggregate principal of Related party notes, as discussed in Note 5. Borrowings. The Company issued 1,732,554 of Series C Preferred Stock and paid $375 to the respective parties to settle the Related party notes. Additionally, the Company issued 578,294 of Series C Preferred Stock to settle outstanding debt for AeroFlexx.

On March 24, 2025, the Company entered into the Series C Purchase Agreements with certain purchasers (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of up to 275,000 shares of Series C Preferred Stock in a private placement, at a price of $10.00 per share of Series C Preferred Stock, resulting in an aggregate purchase price of approximately $2,750 before deducting fees and other estimated offering expenses. These shares are issued with an 8.0% annual cumulative dividend, a mandatory conversion to Common Stock five years after issuance, and an optional conversion, at the election of the holder, at any time prior to the Maturity Date upon the effectiveness of a registration statement by the Company registering the underlying shares of Common Stock issuable upon conversion. In connection with the Series C Purchase Agreements, the Company received an aggregate amount of $1,500 in advanced funds. In consideration of these funds, the Company issued 150,000 shares of Series C Preferred Stock to the respective parties.

On March 24, 2025, the Company issued an aggregate of 300,000 shares of Series C Preferred Stock for financial advisory and merchant banking services rendered.

On March 25, 2025, the Company entered into a securities purchase agreement related to the issuance and sale of convertible debentures (“Convertible Debentures”) with an aggregate principal amount of up to $30,000. These Convertible Debentures will be convertible into shares of the Company’s Common Stock (as converted, the “Conversion Shares”). On the first business day after certain closing conditions are met, including the timely filing of this Form 10-K, the Company will issue $20,000 in aggregate principal amount of Convertible Debentures (the “First Closing Date”). Additionally, the Company will issue an additional $10,000 in aggregate principal amount of Convertible Debentures after both (i) the registration statement filed with the SEC registering the resale of the Conversion Shares is declared effective by the SEC, and (ii) the Company receives stockholder approval. The Convertible Debentures will not bear interest unless an event of default occurs, in which case they will bear interest at an annual rate of 18%. They will mature 15 months after the First Closing Date and can be converted into shares of the Company’s Common Stock at a conversion price to be determined. These Convertible Debentures were issued at an original issue discount of 10%. In connection with this agreement, the Company agreed to issue warrants to purchase up to 300,000 shares of Common Stock to the WTI Lenders. These warrants serve as consideration for the WTI Lenders’ consent to the transaction. The warrants have an exercise price of $0.01 per share and are exercisable until March 31, 2035, with additional customary rights and protections.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including ensuring that such information is communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the previously reported material weaknesses described in Part I, Item 4. Controls and Procedures of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

The material weaknesses identified were as follows:

•Innventure’s system of internal controls over financial reporting failed to prevent or detect material adjustments necessary to appropriately present certain complex and significant unusual transactions in accordance with GAAP due primarily to insufficient staffing of personnel possessing the appropriate accounting and financial reporting knowledge and experience to review and monitor third-party consultants;

•Innventure’s system of internal controls over financial reporting did not include necessary information technology general controls including related to (i) periodic user access reviews, (ii) user provisioning and de-provisioning, (iii) restriction of privileged access and (iv) authentication settings;

•Innventure did not maintain effectively designed and implemented controls over the costing and existence of inventory as of September 30, 2024, including controls over the calculation of such inventory on the weighted average basis;

•Innventure made an error in its assessment of the accounting acquirer in conjunction with the transaction, which resulted in an incorrect conclusion that the transaction was an asset acquisition. Additionally, management’s controls over the forecast prepared for Accelsius was not effective, resulting in an adjusted forecast for purposes of the purchase accounting;

•Innventure did not maintain evidence of control procedures over the periodic reconciliation of significant accounts. This included lack of segregation of duties and lack of review.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report, we completed the Business Combination on October 2, 2024. Prior to the Business Combination, Innventure, LLC. was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. Furthermore, Learn SPAC HoldCo, Inc., the legal acquirer in the Business Combination, was a non-operating public shell company prior to the Business Combination, and as such the internal controls of Learn SPAC HoldCo, Inc. no longer exist as of the assessment date. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2024. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations. In the future, management’s assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework Scope of the Controls Evaluation (2013 Framework).

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Item 9B. Other Information.

Insider Trading Arrangements

During the Company’s fiscal quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Class I Directors

Gregory William (“Bill”) Haskell, 68, is Innventure’s CEO and a Class I director. Mr. Haskell previously served as Chief Executive Officer and Manager of Innventure LLC from 2021 until 2024. Prior to his time with Innventure LLC, he was a co-founder and President of both XL Vision and XL TechGroup (“XLTG”), which created the foundational business building methodology upon which Innventure is based, from 1993 to 1999 and 2001 to 2011, respectively. Mr. Haskell has worked with the key principals of Innventure for over 20 years. He has also served as a CEO of a London Stock Exchange-listed company and has been a director of over a dozen companies. Most recently, Mr. Haskell was a partner at Bellview Associates, a boutique investment bank focused on converting private companies into employee-owned enterprises from 2019 to 2021. He has over 30 years of experience in company creation and development. Mr. Haskell holds a B.S. degree in engineering and conducted post-graduate work in applied mathematics at Iowa State University. The Company believes Mr. Haskell is qualified to serve as a member of the Board due to his significant corporate leadership experience and deep understanding of our business.

Daniel J. Hennessy, 67, is a Class I director and Learn CW’s director designee pursuant to the terms of the Business Combination Agreement. Mr. Hennessy currently serves as Chairman and CEO of Hennessy Capital Investment Corp. VII (Nasdaq: HVII) and Chairman and CEO of Hennessy Capital Investment Corp. VI (Nasdaq: HCVI), a special purpose acquisition company, and as Chairman of the board of directors of Compass Digital Acquisition Corp. (Nasdaq: CDAQ), a special purpose acquisition company. Mr. Hennessy also founded Hennessy Capital Group LLC as an alternative investment firm in 2013 to focus on investments in the sustainable industrial technology and infrastructure sectors. From October 2020 to December 2022, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Investment Corp. V, a special purpose acquisition company. Mr. Hennessy also served as Chairman & CEO of Hennessy Capital Acquisition Corp. IV, a special purpose acquisition company, which, in December of 2020, completed its business combination with Canoo Holdings Ltd. He also served as a member of the board of directors of Daseke, Inc. (Nasdaq: DSKE), a North American trucking and logistics company, from 2017 to 2021. Mr. Hennessy began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank, now Bank of America, where he was a Banking Officer. Mr. Hennessy has dedicated over 25 years to serving non-profit healthcare, higher education and conservation organizations, including board positions at the Lurie Children’s Hospital of Chicago, National MS Society, John G. Shedd Aquarium, Georgetown University and Yellowstone Forever. Mr. Hennessy has a B.A. from Boston College and an MBA from the University of Michigan. The Company believes that Mr. Hennessy is well qualified to serve as a member of the Board due to his significant investment, strategic and leadership experience.

Michael Amalfitano, 64, is a Class I director of Innventure. Mr. Amalfitano has served as the President and CEO of Embraer Executive Aircraft, Inc., an operating subsidiary of Embraer Aircraft Holdings and Embraer S.A., a global aircraft manufacturing and sales company (“Embraer”), since 2017. Prior to joining Embraer, Mr. Amalfitano served as Executive Vice President, Senior Managing Director of Business Aviation at Stonebriar Commercial Finance, a financing solution company, from 2015 to 2017. Mr. Amalfitano also led as Managing Director, Executive Head of Global Corporate Aircraft Finance at Bank of America Merrill Lynch for over 22 years, following a decade-long tenure in sales management at GE Capital. Mr. Amalfitano also currently serves as a director of Eve Holding, Inc., a publicly traded air mobility solutions company (NYSE: EVEX). He is also a member of the Board of Trustees at Embry-Riddle Aeronautical University (ERAU) and serves on their Finance and Investment Committees. Mr. Amalfitano currently serves on the Finance, Investment, and Strategic Committees of the General Aviation Manufacturer’s Association, is a member of the Advisory Council and Leadership Council of the National Business Aviation Association, and serves on the board of the Corporate Angel Network, a non-profit company. Past board positions include former four-term OEM President of the International Aircraft Dealers Association, Chairman of the Associate Members Advisory Council for the National Aircraft Resellers Association, and former two-term President of the National Aircraft Finance Association. Mr. Amalfitano holds a B.A. in Economics and a Master’s in Financial Management from Fairfield University in Fairfield, Connecticut. The Company believes that Mr. Amalfitano is well qualified to serve as a member of the Board due to his years of executive leadership and public company director experience.

Class II Directors

David Yablunosky, 63, is Innventure’s CFO and a Class II director. Mr. Yablunosky has served as CFO of Innventure LLC since 2023. Previously, he was CFO of Embraer Aircraft Holding, Inc., the U.S. subsidiary of the Brazilian aerospace and defense conglomerate Embraer, from 2022 to 2023; CFO and a Board Member of Embraer Executive Aircraft, Inc., another subsidiary of Embraer, from 2021 to 2023; and a Board Member of Embraer Defense and Security, Inc., another subsidiary of Embraer, from 2021 to 2023. Prior to 2021, Mr. Yablunosky served as the Director of Corporate Finance at Oxbow Carbon, LLC, a privately-held energy company. He brings over 30 years of finance experience working for large MNCs such as Ford Motor Company, Ford Credit, Office Depot, Oxbow Carbon LLC, and Embraer. Before his career in finance, Mr. Yablunosky served nine years in the U.S. Navy and worked in the Pentagon on General Colin Powell’s staff. Mr. Yablunosky holds a B.S. in Mathematics from the U.S. Naval Academy and an MBA in Finance from the University of Maryland. He also holds a graduate-level Certificate in Accounting from the Harvard University Extension School and has completed the Advanced Management Program at the Harvard Business School. The Company believes Mr. Yablunosky is qualified to serve as a member of the Board due to his expertise in finance and deep understanding of our business.

James (“Jim”) O. Donnally, 60, is a Class II director of Innventure. Mr. Donnally has served as a Manager of Innventure LLC since 2015 and as the Managing Member of Bellringer Consulting Group, LLC, a startup consulting company and the General Partner of the Glockner Family Venture Fund, LP, since 2023. He previously served as the Vice President and CFO for Glockner Enterprises, whose family office investment thesis is around green technology manufacturing and was the original funding partner for Innventure, PureCycle and AeroFlexx, from 1996 to 2023. Glockner Enterprises includes consumer and commercial finance divisions, wholesale lubricant and fuel divisions, several dealer-controlled used car finance operations, captive and independent insurance agencies and franchise automobile dealerships in Ohio and Kentucky. Mr. Donnally is also highly involved in organizations and companies that are helping grow southeast Ohio communities and sits on numerous boards. Mr. Donnally was the CFO for PureCycle, an innovative plastic waste processing company, from January 2017 to December 2020. In his prior role as CFO at Glockner Enterprises, he managed the Information Technology, Human Resources, accounting and legal departments, giving him the ideal view of the inner workings of the enterprise – such as treasury and other asset management, lender and regulatory relations and employee benefit administration. Prior to joining Glockner Enterprises in 1996, Mr. Donnally was a Certified Public Accountant at Hayflich & Steinberg, where he performed for-profit audit, review, compilation and tax engagements for regional wholesale, retail, manufacturing and service concerns, specializing in consolidations. Mr. Donnally received his bachelor’s in accounting with minors in economics, finance, philosophy, psychology and theater in 1991 from Marshall University. The Company believes Mr. Donnally is qualified to serve as a member of the Board due to his over 30 years of experience in finance, accounting and company development.

Bruce Brown, 66, is a Class II director of Innventure. Mr. Brown retired from P&G in 2014 after 34 years of service, including six years with the company as Chief Technology Officer (“CTO”), where he was responsible for the company’s R&D Organization, and Innovation & Technology Programs. Before his tenure as CTO, he worked with P&G in Europe & Asia driving international business expansions. Mr. Brown currently serves on the board of Magnera Corporation, a global manufacturing company (NYSE: MAGN), and has previously served on the board of Nokia Corporation, a Finnish telecommunications, information technology, and consumer electronics corporation (NYSE: NOK), where, after 11 years and upon reaching the tenure limit, he concluded his term in 2023. Formerly, Mr. Brown was a director of Medpace Holdings, Inc. (Nasdaq: MEDP) from 2016 to 2019. Mr. Brown was appointed in 2011 by the Government of Singapore as a member of the board of directors of the Agency for Science, Technology, and Research (ASTAR), giving him experience on how to operate within and through government agencies across the globe. Mr. Brown has also served on the board of directors of Xavier University in Cincinnati, Ohio. Mr. Brown has a B.S. in Chemical Engineering from the Polytechnic Institute of New York University, and an MBA in Marketing and Finance from Xavier University. The Company believes that Mr. Brown is well qualified to serve as a member of the Board due to his organizational leadership development and years of experience as a public company director.

Class III Directors

Michael (“Mike”) Otworth, 63, is Innventure’s Executive Chairman and a Class III director. Mr. Otworth has served as Executive Chairman of Innventure LLC since 2015. Mr. Otworth was the Founding CEO and Chairman of the Board of PureCycle, an innovative plastic waste processing company, from 2015 to 2022. Mr. Otworth and team took PCT from an early-stage concept to an operational pilot and funded its first commercial plant, followed by a successful public offering in March of 2021. Prior to Innventure, Mr. Otworth served as President and Founding Partner of Green Ocean Innovation, a company that provided technology sourcing, innovation strategy, and development services to Lilly/Elanco Animal Health, from 2008 to 2015. Mr. Otworth also served as Vice-President and Founding CEO of multiple start-ups at XLTG from 1996 to 2000. Mr. Otworth began his career on Capitol Hill working as a legislative aide and committee staff member in the U.S. House of Representatives. The Company believes Mr. Otworth is qualified to serve as a member of the Board due to his more than 25 years of experience leading start-ups in the technology industry, as well as his deep understanding of our business.

Suzanne Niemeyer, 54, is Innventure’s General Counsel and a Class III director. She also serves as a director for Refinity Holdings, LLC. Ms. Niemeyer previously served as the General Counsel and Corporate Secretary at Magis Capital Partners, a private equity company with a focus on fintech solutions from 2019 to 2024. From 2003 to 2019, Ms. Niemeyer served as General Counsel, Managing Director, Corporate Secretary and a member of the Acquisitions Committee at Actua Corporation, where she was previously the Vice President of Legal from 2000 to 2003. While serving Actua, Ms. Niemeyer structured and negotiated dozens of complex mergers and acquisitions (“M&A”) transactions, oversaw public company compliance with SEC regulations, and presided over all aspects of corporate governance, including stockholder engagement. Prior to joining Actua, Ms. Niemeyer was an Associate in the Corporate Department at Dechert LLP. Ms. Niemeyer has previously served on the board of directors for Astea International Inc. (June to December 2019), Acquirgy, Inc., Bryn Mawr Rehabilitation Hospital Foundation, and Investor Force Holdings. Ms. Niemeyer has a B.A. from Duke University, and a J.D. from Georgetown University Law Center. The Company believes that Ms. Niemeyer is well qualified to serve as a member of the Board due to her legal acumen and her significant experience in corporate governance matters and advising publicly-traded companies.

Elizabeth Williams, 56, is a Class III director of Innventure. Ms. Williams has served as Managing Partner and Founder of &Minds Partners, a consulting firm, since 2019 and is also a full time Finance faculty member at the University of Dayton’s Business School. Before founding &Minds Partners, Ms. Williams held roles of increasing responsibility, ultimately leading Corporate Development and Strategy functions as a C-Suite executive for several Fortune 500 industrial businesses. Ms. Williams was formerly the Vice President of Commercial and Industrial Customer Journey and Products at Entergy Corporation, an publicly-traded energy company (NYSE: ENT) from 2021 to 2022, where she helped large industrial processing businesses achieve sustainability goals through emission reduction solutions. From 2017 to 2019, Ms. Williams was the Senior Vice President of Strategy and Corporate Development at Tenneco Inc., where she focused on improving financial and capital markets performance by defining long-term strategy. Ms. Williams served as the Vice President and Head of Corporate Strategy from 2014 to 2016 at Maersk, where she simultaneously helped capitalize on end of life oil fields, and reduced portfolio risk from oil price exposures. From 2011 to 2014, she was the Senior Vice President and Head of Corporate Strategy at ABB, where she spearheaded the strategic planning, implementation, and execution of $20 billion in institutional investments over four years, including R&D allocation, selling, general, and administrative expenses, M&A, and capital expenditure initiatives. Prior to 2011, Ms. Williams served as the Director of Corporate Development at United Technologies. Ms. Williams has a B.A. in economics from Stanford University, and an MBA from the University of Chicago. The Company believes that Ms. Williams is well qualified to serve as a member of the Board due to her significant experience in corporate strategy and development.

Our Executive Officers

In addition to Mr. Haskell, our CEO, Mr. Yablunosky and our CFO, Mr. Otworth, our Executive Chairman, our executive officers are:

Dr. John Scott, 74, is Innventure’s Chief Strategy Officer. Dr. Scott has served as Chief Strategy Officer at Innventure LLC since 2015. Prior to co-founding Innventure LLC, Dr. Scott served as Founder and CEO of XLTG, where he developed the DownSelect method that Innventure uses today to vet disruptive technologies from top MNCs and their associated business opportunities, from 1993 to 2013. Dr. Scott also served as an academic scientist at numerous universities and government labs, including the University of Maryland, the University of North Carolina and the University of Arizona, as well as the NASA Goddard Space Flight Center. He earned his Ph.D. in Physics and Astrophysics from the University of Arizona and has published over 60 academic papers.

Roland Austrup, 61, is Innventure’s Chief Growth Officer. Roland has served as Innventure LLC’s Chief Growth Officer since June 2024 and as a member of Innventure LLC’s Executive Committee since 2023. Prior to his change of title to Chief Growth Officer in June 2024, Mr. Austrup had served as Head of Capital Markets since

2023, and he also previously served as Innventure LLC’s CFO from 2021 to 2023. Since 2019, Mr. Austrup has served as Chairman & Managing Principal of WaveFront Global Asset Management Corp., a Toronto-based global hedge fund company he co-founded in 2003. Mr. Austrup is also a co-founder and director of Envest Corp., a downstream energy company, and an Advisory Board member of both the Master of Quantitative Finance program at the University of Waterloo and First Tracks Capital, a Canadian private equity firm. Prior to that, Roland was an Investment Advisor with BMO Nesbitt Burns Inc. and began his career as a Commodities Broker with ScotiaMcLeod Inc. where he was primarily involved with hedging commodity price risk for corporate clients. Roland holds a B.A. with Honours from the University of Western Ontario.

Board Composition

The business and affairs of Innventure are managed under the direction of our Board. Our Board consists of nine directors. Each director will continue to serve as a director until the election and qualification of his or her successor or until his or her earlier death, resignation or removal. Subject to the rights of holders of any series of preferred stock outstanding, directors may be removed only for cause by an affirmative vote of at least two-thirds of the total voting power, at a meeting called for that purpose. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board can be filled by resolution of our Board.

Pursuant to our Certificate of Incorporation, our Board is divided into three classes, each serving staggered, three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our Board is designated as follows:

•our Class I directors are Gregory W. Haskell, Daniel J. Hennessy and Michael Amalfitano, and their terms will expire at this year’s Annual Meeting;

•our Class II directors are David Yablunosky, James O. Donnally and Bruce Brown, and their terms will expire at the annual meeting of stockholders to be held in 2026; and

•our Class III directors are Michael Otworth, Suzanne Niemeyer and Elizabeth Williams, and their terms expire at the annual meeting of stockholders to be held in 2027.

Any additional directorships resulting from an increase in the authorized number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our authorized number of directors.

Director Nominations

The Nominating and Corporate Governance (“N&CG”) Committee is responsible for identifying and reviewing the qualifications of potential director candidates and recommending to the Board those individuals for election to Innventure’s Board. The N&CG Committee recommends directors who have the experience, qualifications, skills and attributes to guide the Company and function effectively. The N&CG Committee is also responsible for making recommendations to the Board of the criteria to be used by the N&CG Committee in seeking nominees for election to the Board.

Agreements to Nominate Certain Directors

Mr. Hennessy is a director designated by Learn CW pursuant to the Business Combination Agreement.

Additionally, in connection with the Closing, the Company, certain of the members of Innventure LLC (the “Founding Investors”) and other parties entered into the Amended & Restated Investor Rights Agreement (the “Investor Rights Agreement” or “IRA”). Pursuant to the Investor Rights Agreement, the Company agreed to grant the Founding Investors certain rights with respect to nomination of the directors of the Board, as further described below.

Pursuant to the Investor Rights Agreement, at each annual meeting or special meeting of stockholders of the Company at which directors are to be elected, the Founding Investors will have the right to nominate for election to the Board a number of nominees (“Founding Investor Nominees”). The number of Founding Investor Nominees with respect to any meeting of stockholders at which directors are to be elected will be as follows:

•up to seven (7) directors, so long as the Founding Investors beneficially own greater than 70% of the outstanding shares of Common Stock;

•up to six (6) directors, so long as the Founding Investors beneficially own more than 50%, but less than 70%, of the outstanding shares of Common Stock;

•up to four (4) directors, so long as the Founding Investors beneficially own at least 40%, but less than 50%, of the outstanding shares of Common Stock;

•up to three (3) directors, so long as the Founding Investors beneficially own at least 20%, but less than 40%, of the outstanding shares of Common Stock; and

•up to two (2) director, so long as the Founding Investors beneficially own at least 5%, but less than 20%, of the outstanding common shares of the Company.

In the event that the size of the Board is increased or decreased to a number of authorized directors other than nine (9), the Founding Investors’ nomination rights will be proportionately increased or decreased, respectively, rounded up to the nearest whole number. In the event that a vacancy is created on the Board by the death, disability, resignation or removal of a Founding Investor Nominee, the Founding Investors will be entitled to designate an individual to fill the vacancy. The Founding Investors currently have the right to nominate for election to the Board four (4) Founding Investor Nominees.

Stockholder Nominations & Filling Vacancies

Pursuant to Section 2.14 of our Bylaws, a stockholder may make a nomination of a person or persons for election to the Board upon (a) Timely Notice (as defined by the Bylaws) in writing and in proper form to the Secretary of the Company, (b) providing the information, agreements, and questionnaires with respect to the nominating stockholder and the stockholder’s nominee as required by the Bylaws, and (c) providing any updates or supplements to such notices as further required by the Bylaws.

Pursuant to Article VI of our Certificate of Incorporation, subject to the rights, if any, of the holders of any series of Preferred stock and the rights of Learn CW and the Founding Investors under the Business Combination Agreement and the IRA, respectively, directors may be removed only for cause by an affirmative vote of at least two-thirds of the total voting power of all the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class, at a meeting duly called for that purpose. Subject to the rights, if any, of the holders of any series of Preferred stock and the rights of Learn CW and the Founding Investors under the Business Combination Agreement and the IRA, respectively, newly created directorships resulting from any increase in the number of directors and any vacancies on the Board resulting from death, resignation, disqualification, removal, or other cause will be filled exclusively by the affirmative vote of a majority of the directors then in office, even though less than a quorum, or by a sole remaining director, and not by the stockholders. Any director so chosen will hold office until the next election of the class for which such director has been chosen, and until his successor is elected and qualified or until such director’s earlier death, resignation, retirement, disqualification, or removal. No decrease in the number of directors constituting the Board may shorten the term of any incumbent director.

In the event that a vacancy is created on the Board at any time by the death, disability, resignation or removal of a director designated by the Founding Investors pursuant to the IRA, then the Founding Investors will be entitled to designate an individual to fill the vacancy. The Company will take all necessary action (to the extent permitted by applicable law and to the extent such action is consistent with the fiduciary duties of the directors under Delaware law) to cause such replacement designee to become a member of the Board. Additionally, for so long as Learn CW has the right to select one director to the Board, any vacancy with respect to the Learn CW director may only be filled by Learn CW.

Board Committees

During 2024, our Board had an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance (“N&CG”) Committee to support the full Board with various risk management governance, and strategic responsibilities. The current members of these committees are described below.

Committee Assignments
	Donnally	Brown	Williams	Hennessy	Amalfitano	Haskell*	Yablunosky*	Otworth*	Niemeyer*
Audit	C		X	X
Compensation	X	C		X
N&CG		X	X		C
All standing committee members are independent.
*Not independent

Each member of our three standing committees is independent under applicable SEC and Nasdaq rules. Therefore, Mr. Haskell, Mr. Yablunosky, Mr. Otworth and Ms. Niemeyer do not serve on any of our three standing committees. The Board has determined that the members of the Audit Committee meet the requirements for independence of Audit Committee members under applicable SEC and Nasdaq rules. All of the members of our Audit Committee also meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. In addition, each of Mr. Donnally, Mr. Hennessy and Ms. Williams qualify as an “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) applicable to our directors, officers and employees, including our CEO, CFO and other executive and senior financial officers. The Code of Conduct is available on our website at https://ir.innventure.com/corporate-governance/documents-charters. Our Board is responsible for overseeing the Code of Conduct and must approve any amendments, waivers and exceptions to the Code of Conduct for executive officers and directors. Our CFO and General Counsel must approve any amendments, waivers and exceptions to the Code of Conduct for our employees. We intend to disclose future amendments to the Code of Conduct, or waivers of certain provisions as they relate to our directors and executive officers at the same information on our website is not intended to form a part of or be incorporated by reference into this Form 10-K.

Insider Trading and Anti-Hedging Policies and Procedures

We have adopted an insider trading policy (the “Insider Trading Policy”) and procedures applicable to directors, officers, employees, and other covered persons (including family members), and have implemented processes applicable to us, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and Nasdaq’s listing standards.

The Insider Trading Policy also (i) imposes prohibitions on hedging or monetization transactions, including financial instruments such as prepaid variable forwards, equity swaps, short sale instruments, puts, collars and exchange funds or through other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s securities, (ii) discourages pledging, hypothecating or otherwise using the Company’s securities as collateral for a loan or other form of indebtedness, including, without limitation, holding the Company’s securities in a margin account as collateral for a margin loan and (iii) discourages placing standing or limit orders on the Company’s securities.

A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

All dollar amounts (“$”) in this section reflect actual amounts.

As an emerging growth company and smaller reporting company, Innventure has opted to comply with the executive compensation disclosure rules applicable to “emerging growth companies” and “smaller reporting companies” as each such term is defined in the rules promulgated under the Securities Act, which, in general, require compensation disclosure for Innventure’s principal executive officer and its two other most highly compensated executive officers. Innventure’s principal executive officer and its two other most highly compensated executive officers are referred to herein as our named executive officers (the “NEOs”).

Gregory W. (Bill) Haskell was Innventure’s principal executive officer for the entirety of 2024. The two most highly compensated executive officers of Innventure that were serving in such capacity at the end of 2024 (other than Mr. Haskell) were Mike Otworth and Dr. John Scott.

Therefore, for the fiscal year ended December 31, 2024, Innventure’s NEOs were:

•Gregory W. (Bill) Haskell, Chief Executive Officer and Manager;

•Mike Otworth, Executive Chairman; and

•Dr. John Scott, Chief Strategy Officer.

2024 Business Combination

On October 2, 2024, we consummated our Business Combination. The information provided in this disclosure reflects both compensation from Innventure LLC (up until the date of the Business Combination, as applicable) and compensation from the Company (from the date of the Business Combination through the end of 2024). Messrs. Haskell and Otworth and Dr. Scott are still serving as executive officers of Innventure following the consummation of the Business Combination.

2024 Summary Compensation Table

The following table provides information regarding the compensation of Innventure’s NEOs for 2024 and 2023, as applicable.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
Gregory W. (Bill) Haskell	2024	300,000	2,500,000	—	—	—	13,800	2,813,800
Chief Executive Officer	2023	300,000	180,000	—	—	—	12,000	492,000
Mike Otworth	2024	300,000	—	7,001,001	7,577,786	—	—	14,878,787
Executive Chairman(6)	2023	300,000	180,000	—	—	—	—	480,000
Dr. John Scott	2024	300,000	—	4,100,005	6,935,489	—	—	11,335,494
Chief Strategy Officer(7)	2023	300,000	180,000	—	—	—	—	480,000

_______________

(1) The amount in this column for 2024 for Mr. Haskell represents base salary earned during 2024. For Dr. Scott, the amount represents payments to Corporate Development Group LLC (a company 100% owned by Dr. Scott) with respect to Dr. Scott’s consulting services to Innventure during 2024. For Mr. Otworth, the amount in this column for 2024 represents payments to Sugar Grove Ventures, LLC (a company 100% owned by Mr. Otworth) with respect to Mr. Otworth’s consulting services to Innventure for 2024.

(2) The amount in this column for Mr. Haskell in 2024 represents a transaction bonus earned in connection with the Business Combination.
(3) The amounts in this column reflect the aggregate grant date fair value of service-based restricted stock unit (“RSU”) awards granted by the Company to the NEOs in 2024 and, with respect to Mr. Otworth, the amount includes the aggregate grant date fair value of the Accelsius Incentive Units (as defined below) granted by Accelsius to him in 2024, each calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. For information regarding the assumptions used in calculating the value of these awards, see Note 14 to the consolidated financial statements included in this Form 10-K. For more information regarding the awards disclosed in this column, see “2024 Equity-Based Compensation” below. The Refinity Incentive Units discussed in such section had an aggregate grant date fair value of $0.

(4) The amounts in this column reflect the aggregate grant date fair values of option awards and stock appreciation right awards (“SARs”) granted by the Company to the NEOs in 2024, each calculated in accordance with FASB ASC Topic 718. For information regarding the assumptions used in calculating the value of these awards, see Note 14 to the consolidated financial statements included in this Form 10-K. For more information regarding the awards disclosed in this column, see “2024 Equity-Based Compensation” below.
(5) The amount in this column represents matching contributions provided by Innventure under the 401(k) Plan (as defined and described below).
(6) Mr. Otworth provided services to Innventure in a consulting capacity during 2024 through a contract between Innventure LLC and Sugar Grove Ventures, LLC.
(7) Dr. Scott provided services to Innventure in a consulting capacity during 2024 through a contract between Innventure LLC and Corporate Development Group LLC, pursuant to which Dr. Scott, the founder and principal of Corporate Development Group LLC, provided strategic guidance and consulting services to Innventure.

Narrative Disclosure to 2024 Summary Compensation Table

Key 2024 Named Executive Officer Compensation Components and Decisions

2024 Base Salary

Pursuant to the terms of their employment or consulting arrangements, as applicable, the NEOs were entitled to base salaries or service fees, as applicable, at the following annual rates during 2024:

NEO	2024 Base Salary/Service Fee Rate
Gregory Haskell	$300,000
Mike Otworth	$300,000
Dr. John Scott	$300,000

We did not modify the base salary or service fee rates of any of the NEOs during 2024. However, we increased the base salary and service fee rates of the NEOs in January 2025.

2024 Bonus Compensation

Each of Messrs. Haskell and Otworth and Dr. Scott is eligible for a target 2024 annual bonus opportunity equal to $300,000 based on Innventure’s performance against certain goals established by the board of directors of Innventure, LLC. The 2024 bonus goals and applicable weighting percentages are set forth in the table below.

2024 Bonus Goal	Weighting	Goal Achieved? (yes or no)

Formation of a new (4th) operating company	25%	Yes
Complete the Business Combination with more than $20 million of net proceeds	50%	Yes
Meeting each of the following milestones (or a achieving a certain threshold share price):
•Formation of a new (4th) operating company	10%	Yes
•$10 million of booked revenue for Accelsius	10%	No
•$15 million of GAAP revenue for AeroFlexx	5%	No

The 2024 bonuses were also subject to a stretch goal (formation of a new (5th) operating company), which would have resulted in an additional 50% payout.

In 2025, the Compensation Committee (and the Board with respect to Mr. Haskell) determined that 85% of the 2024 bonus goals were achieved (as shown in the table above) and that the stretch goal was not achieved. As such, the Committee (or Board, as applicable), determined that each NEO notionally earned a payout percentage of 85% of the target bonus, which corresponds to the following payout amounts: $255,000 for Mr. Haskell; $255,000 for Mr. Otworth; and $255,000 for Dr. Scott. Payout of such amounts is generally contingent on the NEO’s continued service through the date of payment. Such amounts are expected to be disclosed in a future Summary Compensation Table once payment is made and the applicable service requirements have lapsed.

Mr. Haskell also earned a cash bonus of $2,500,000 in connection with the successful consummation of the Business Combination in 2024.

2024 Equity-Based Compensation

In connection with the Business Combination, we adopted the Innventure, Inc. 2024 Equity and Incentive Compensation Plan (the “2024 Plan”). The 2024 Plan allows for equity compensation awards to our directors, employees and certain other service providers.

In December 2024, the Compensation Committee approved equity incentive awards for the NEOs consisting of service-based RSUs and stock options under the 2024 Plan. Awards for our NEOs were as follows:

NEO	RSUs	Options*
Gregory Haskell	—	—
Mike Otworth	537,705	262,295
Dr. John Scott	336,066	163,934

*The options set forth in the table above were granted with an exercise price of $12.20, the closing stock price on the date of grant.

In general, the Options and RSUs granted to Mr. Otworth and Dr. Scott vest on October 2, 2025, or, if earlier, on the same date that the lock-up set forth in the contractual lock-up agreement entered into by such individual on October 24, 2023 terminates pursuant to its terms, subject to each NEO’s continuous service until the applicable vesting date.

In December 2024, the Compensation Committee also approved a grant of 150,000 SARs (the “Accelsius SARs”) for each of Mr. Otworth and Dr. Scott. The Accelsius SARs each represent the right of the participant to receive a number of shares of Common Stock with a value equal to the appreciation in the value of a Class A Common Unit of Accelsius Holdings LLC over a base price of $12.175. In general, the Accelsius SARs will be automatically exercised upon the earliest to occur of: (i) the 24-month anniversary of the grant date, (ii) the participant’s death, or (iii) the participant’s “disability” (as defined in the applicable award agreement). The Compensation Committee may, in its discretion, determine that the participant will receive cash instead of Common Stock.

On December 11, 2024, Refinity Holdings granted 109,000 Class PI Units of Refinity Holdings (“Refinity Incentive Units”) to each of our NEOs pursuant to the Refinity Holdings PI Unit Incentive Plan. The Refinity Incentive Units are intended to be “profits interests” for U.S. federal income tax purposes, and holders of Refinity Incentive Units did not have any voting rights with respect to such Refinity Incentive Units except as required by law. The Refinity Incentive Units entitle the holders thereof to participate in distributions of Refinity Holdings after certain members of Refinity Holdings have received the return of an amount specified with respect to the Refinity Incentive Unit award (the “Refinity Distribution Threshold”). The Refinity Incentive Units generally vest over a three-year period, with 25% vesting on the one-year anniversary of the grant date and 9.375% vesting quarterly thereafter, subject to each NEO’s continued service to Refinity Holdings or one of its subsidiaries.

In March 2024, Accelsius granted 100,000 Class C Units of Accelsius (“Accelsius Incentive Units”) to Mr. Otworth. The Accelsius Incentive Units are intended to be “profits interests” for U.S. federal income tax purposes, and holders of Accelsius Incentive Units do not have any voting rights with respect to such Accelsius Incentive Units except as required by law. The Accelsius Incentive Units entitle the holders thereof to participate in distributions of Accelsius after certain members of Accelsius have received the return of an amount specified with respect to the Accelsius Incentive Unit award (the “Accelsius Distribution Threshold”). Mr. Otworth’s Accelsius Incentive Units were granted with an Accelsius Distribution Threshold of $4.41. The Accelsius Incentive Units generally vest over a three-year period, with 25% vesting on the grant date and 9.375% vesting quarterly beginning on the one-year anniversary of the grant date, subject to Mr. Otworth’s continued service to Accelsius or one of its subsidiaries.

Policies and Practices Related to the Grant of Certain Equity Awards

The Compensation Committee approves equity awards granted to our named executive officers on or before the grant date, but grants are not currently made on a predetermined schedule. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of such awards. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Name	Grant Date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award
Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Gregory Haskell, CEO	—	—	—	—	—
Mike Otworth, Executive Chairman	12/9/2024	262,295	12.20	$1,712,786	(0.88)%
Dr. John Scott, Chief Strategy Officer	12/9/2024	163,934	12.20	$1,070,489	(0.88)%

Incentive Units Granted in Prior Years

Innventure LLC

In prior years, Innventure LLC granted Class C Units of Innventure LLC (“Innventure Incentive Units”) to certain service providers, including Mr. Haskell, pursuant to the Fourth Amended and Restated Limited Liability

Company Agreement of Innventure LLC, as subsequently amended or amended and restated from time to time (the “Innventure LLC Agreement”). The Innventure Incentive Units were intended to be “profits interests” for U.S. federal income tax purposes, and holders of Innventure Incentive Units did not have any voting rights with respect to such Innventure Incentive Units except as required by law. The Innventure Incentive Units entitled the holders thereof to participate in distributions of Innventure LLC after certain members of Innventure LLC have received the return of an amount specified with respect to the Innventure Incentive Unit award (the “Innventure Distribution Threshold”). At the time of the Business Combination, unvested Innventure Incentive Units held by the NEOs vested in full and were canceled and exchanged for shares of Common Stock. At the time of the Business Combination, Mr. Haskell held 430,000 Innventure Incentive Units with an Innventure Distribution Threshold of $2.2973. At the time of the Business Combination, these Innventure Incentive Units were exchanged for shares of Common Stock. In accordance with the applicable allocation schedule pursuant to the Business Combination Agreement, Mr. Haskell received 705,655 shares of Common Stock with respect to his Innventure Incentive Units.

Innventure LLC did not grant Innventure Incentive Units to any of the NEOs in 2024.

Accelsius

In prior years, Accelsius granted Accelsius Incentive Units to certain service providers, including Mr. Haskell and Dr. Scott, pursuant to the Limited Liability Company Agreement of Accelsius. At the time of the Business Combination, unvested Accelsius Incentive Units held by the NEOs remained outstanding in accordance with the terms of the award agreements pursuant to which such Accelsius Incentive Units were granted.

Employment and Consulting Arrangements with our NEOs

Gregory W. (Bill) Haskell: Innventure LLC is party to an offer letter, dated January 5, 2021, with Mr. Haskell (the “Haskell Letter”). The Haskell Letter provides for, among other things, an initial base salary rate of $200,000 per year, and an opportunity for Mr. Haskell to receive certain equity awards from Innventure LLC and new companies affiliated with Innventure LLC. Mr. Haskell’s base salary in 2024 was $300,000 per year. In January 2025, Mr. Haskell’s base salary was increased again to $700,000 per year.

Mike Otworth: Innventure LLC is party to a Contractor Agreement for Services, effective November 16, 2023, with Sugar Grove Ventures, LLC, an independent contractor (the “Otworth Service Agreement”). Pursuant to the Otworth Service Agreement, Mr. Otworth serves as the primary contact and responsible party in carrying out the services contemplated under the Otworth Service Agreement on behalf of Sugar Grove Ventures, LLC. Pursuant to the Otworth Service Agreement, Sugar Grove Ventures, LLC provides consulting tasks as assigned in exchange for a monthly service fee of $25,000 and a target bonus equal to 100% of annual consulting fees. In January 2025, Mr. Otworth’s monthly service fee was increased to $37,500.

Dr. John Scott: Innventure LLC is party to a Statement of Work, effective April 1, 2018, with Corporate Development Group LLC, an independent contractor (as amended, the “Scott Service Agreement”). Pursuant to the Scott Service Agreement, Corporate Development Group LLC provides strategic guidance and consulting services to Innventure LLC for a monthly service fee of $25,000. In January 2025, Dr. Scott’s monthly service fee was increased to $37,500.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table and related footnotes set forth information about the outstanding equity awards held by the NEOs as of December 31, 2024.

		Option Awards				Stock Awards
Name	Type of Award(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Gregory W. (Bill) Haskell	Refinity Units	—	—	—	—	109,000(4)	0
Mike Otworth	INV Options	—	262,295(2)	12.20	12/9/2034
	Refinity Units					109,000(4)	0
	Accelsius SARs	—	150,000(3)	12.175	12/31/2026
	INV RSUs					537,705(5)	7,447,214
	Accelsius Units					75,000(6)	3,147,750(7)
Dr. John Scott	INV Options	—	163,934(2)	12.20	12/9/2034
	Refinity Units					109,000(4)	0
	Accelsius SARs	—	150,000(3)	12.175	12/31/2026
	INV RSUs					336,066(5)	4,654,514
	Accelsius Units	—	—	—	—	9,375(8)	434,813(7)

_______________
(1) Type of Award: Refinity Units – Refinity Incentive Units; INV Options – stock options to purchase shares of Common Stock; INV RSUs – restricted stock units settled in shares of Common Stock; Accelsius SARs – awards granted by Innventure and settled in shares of Common Stock, the value of which is determined based on the increase in value of Class A Common Units of Accelsius; Accelsius Units – Accelsius Incentive Units.

	(2) In general, these stock options will vest on October 2, 2025, or, if earlier, on the same date that the lock-up set forth in the contractual lock-up agreement entered into by such individual on October 24, 2023 terminates pursuant to its terms, subject to each NEO’s continuous service until the applicable vesting date.

(3) In general, these Accelsius SARs will be automatically exercised upon the earliest to occur of: (i) the 24-month anniversary of the grant date, (ii) the participant’s death, or (iii) the participant’s “disability” (as defined in the applicable award agreement).

	(4) On December 11, 2024, Refinity Holdings granted to each NEO 109,000 Refinity Incentive Units, with a Refinity Distribution Threshold of $0.00. Such Refinity Incentive Units will vest over a three-year period, with 25% vesting on the one-year anniversary of the grant date and 9.375% vesting quarterly thereafter.
	(5) In general, these RSUs will vest on October 2, 2025, or, if earlier, on the same date that the lock-up set forth in the contractual lock-up agreement entered into by such individual on October 24, 2023 terminates pursuant to its terms, subject to each NEO’s continuous service until the applicable vesting date.

(6) On March 22, 2024, Accelsius granted to Mr. Otworth 100,000 Accelsius Incentive Units, with an Accelsius Distribution Threshold of $4.41.In general, these Accelsius Incentive Units will vest over a three-year period, with 25% vesting on the grant date and 9.375% vesting quarterly beginning on the one-year anniversary of the grant date, subject to Mr. Otworth’s continued service to Accelsius or one of its subsidiaries.

(7) Because Accelsius was not publicly traded during 2024, these amounts represent the estimated market value of the unvested Accelsius Incentive Units held by each of the NEOs as of December 31, 2024, as more fully described above under the heading “2024 Equity-Based Compensation,” based on an external valuation dated as of December 31, 2024.

(8) On May 5, 2022, Accelsius granted to Dr. Scott 100,000 Accelsius Incentive Units, with an Accelsius Distribution Threshold of $0.00. Such Accelsius Incentive Units were 25% vested on the date of grant, and the remainder of the Accelsius Incentive Units vest in eight substantially equal quarterly installments beginning 12 months after the date of grant. For a discussion of the treatment of the NEOs’ Incentive Units in the Business Combination, see “Incentive Units Granted in Prior Years” above.

Additional Narrative Disclosure

Tax Qualified Retirement Plan

Employees of Management Services, Accelsius and Refinity Holdings are eligible to participate in a tax-qualified retirement savings plan (the “401(k) Plan”), under which participating employees may contribute up to 99% of their eligible compensation into their 401(k) Plan accounts, subject to applicable limits under the U.S. Internal Revenue Code. Mr. Haskell participated in the 401(k) Plan in 2024.

Innventure did not offer a defined benefit pension plan or nonqualified deferred compensation plan for its NEOs during 2024.

Severance and Change in Control Compensation

Severance Under NEO Arrangements

None of the agreements or offer letters with the NEOs provide for severance compensation in the event of a termination of employment.

Innventure Equity Compensation

In general, RSUs, stock options and Accelsius SARs granted under the 2024 Plan are eligible to vest or are automatically exercised as follows in the event of certain termination and change in control scenarios.

RSUs. If an NEO’s employment is terminated due to death or disability, the RSUs will vest in full. If an NEO remains employed through the date of a “change in control” (as defined for purposes of the applicable equity awards) and a replacement award is not provided, the RSUs will vest in full. If a replacement award is provided and, at any point within twelve months following a “change in control,” the employment of an NEO is terminated by the Company (or its successor) without “cause” or by the NEO for “good reason,” unvested RSUs held by the NEO will vest in full.

Stock Options. If an NEO’s employment is terminated due to death or disability, the unvested portion of the option will vest in full upon termination. If an NEO remains employed through the date of a “change in control” (as defined for purposes of the applicable equity awards) and a replacement award is not provided, the option will vest in full. If a replacement award is provided and, at any point within two years following a “change in control,” the employment of an NEO is terminated by the Company (or its successor) without “cause” or by the NEO for “good reason,” the replacement award will vest in full.

Accelsius SARs. The Accelsius SARs granted in December 2024 were fully vested upon grant and will be automatically exercised upon the earliest to occur of: (i) the 24-month anniversary of the Date of Grant, (ii) the participant’s death, or (iii) the participant’s Disability.

Treatment of Incentive Units Upon a Termination of Employment or Engagement

With respect to Innventure Incentive Units (when they were outstanding) and Accelsius Incentive Units, if an NEO’s employment or engagement is (or was) terminated, then Innventure or Accelsius, as applicable, may repurchase (or could have repurchased) such NEO’s vested Incentive Units for the greater of the book value or fair market value (each as defined in the applicable award agreements pursuant to which Incentive Units were granted), except that if the termination is (or was) voluntary on the part of the NEO or by Innventure or Accelsius, as applicable, for cause (as defined in the applicable award agreements pursuant to which Incentive Units were granted), such vested Incentive Units may be repurchased (or could have been repurchased) for their fair market value.

As described above, Innventure Incentive Units held by the NEOs vested (to the extent unvested) at the time of the Business Combination and were cancelled in exchange for shares of Common Stock.

With respect to Refinity Incentive Units, if an NEO’s employment or service is terminated, then Refinity Holdings, LLC may redeem such NEO’s vested Refinity Incentive Units for their fair market value (as defined in the applicable award agreements pursuant to which Refinity Incentive Units are granted), except that if the termination is by Refinity Holdings, LLC for cause (as defined in the Refinity Holdings, LLC PI Unit Incentive Plan), such vested and unvested Refinity Incentive Units may be redeemed by Refinity Holdings, LLC for $0.

Treatment of Accelsius Incentive Units and Refinity Incentive Units upon a Change in Control

With respect to Accelsius Incentive Units and Refinity Incentive Units if Accelsius or Refinity Holdings, LLC, respectively, experiences a change in control (as defined in the applicable award agreement pursuant to which the Incentive Units were granted), 100% of such Accelsius Incentive Units or Refinity Incentive Units, as applicable, to the extent not yet vested, will vest.

Director Compensation

Bill Haskell, David Yablunosky, Mike Otworth, Suzanne Niemeyer, James Donnally, Bruce Brown, Elizabeth Williams, Daniel Hennessy, and Michael Amalfitano served on the Innventure board of directors during 2024.

Non-Management Director Compensation Policy

In 2024, our board of directors adopted the Innventure, Inc. Non-Management Director Compensation Plan (the “Director Compensation Plan”). The Director Compensation Plan is intended to allow us to attract and retain qualified individuals to serve on our board of directors and align their interests with those of our stockholders. The Director Compensation Plan is generally administered by the Compensation Committee. The Director Compensation Plan provides for the following cash retainers and equity awards under the 2024 Plan:

•Initial Equity Grant: Each non-management director that became a member of our board as of October 2, 2024 (the Closing Date) and who was still serving on our board on the third business day following the effective date of the Director Compensation Plan received RSUs with a targeted value of $90,000 on such date, in respect of their service from the Closing and the date of the Company’s first annual meeting of stockholders. Such RSUs will generally vest on the date of this year’s Annual Meeting, subject to each non-management director providing service on our board through such date.

•Quarterly cash retainer: Each non-management director will receive an annual cash retainer fee of $80,000, paid in arrears on a quarterly basis. The annual cash retainer fee will be prorated in the event that a non-management director serves on our board for a portion of any calendar quarter.

•Annual equity retainer: On the date of each of our regularly scheduled annual meetings of stockholders, each non-management director will receive a grant of RSUs with a targeted value of $120,000, which will generally vest on the earlier of (i) the first anniversary of the grant date and (ii) the next annual meeting of stockholders that occurs following the grant date, subject to each non-management director providing service on our board on such vesting date. If a non-management director is elected to our board other than in connection with an annual meeting of stockholders, such non-management director’s annual equity retainer will be prorated based on the number of days of service until the scheduled date of the next annual meeting of stockholders.

•Committee retainers: Each non-management director who serves as the chairperson of a standing committee of our board will receive an annual cash retainer fee of $20,000, paid in arrears on a quarterly basis and prorated in the event that such non-management director serves in such position for a portion of any calendar quarter. Each non-management director who serves as a member, but not a chairperson, of a committee of our board will receive an annual cash retainer fee of $10,000 for each committee, paid in arrears on a quarterly basis and prorated in the event that such non-management director serves in such position for a portion of any calendar quarter.

In addition to the compensation provided under the Director Compensation Plan, James Donnally was granted an award of 20,000 Accelsius SARs, as more fully described in footnote 2 to the 2024 Director Compensation Table below, in 2024. The following table sets forth the total compensation received by our non-management directors in 2024. Directors who were also executives of Innventure did not receive additional compensation in 2024 for their board service.

2024 Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	Total ($)
James Donnally	27,500	89,999	782,000	899,499
Bruce Brown	27,500	89,999	—	117,499
Elizabeth Williams	25,000	89,999	—	114,999
Daniel Hennessy	25,000	89,999	—	114,999
Michael Amalfitano	25,000	89,999	—	114,999
(1)Reflects the grant date fair value of the RSU awards, calculated in accordance with FASB ASC Topic 718. For information regarding assumptions used in calculating these values, see Note 14 to the consolidated financial statements included in this Form 10-K. As of December 31, 2024, the non-management directors held the following outstanding stock awards: each of Messrs. Donnally, Brown, Hennessy and Amalfitano and Ms. Williams, 7,377 RSUs.
(2)Reflects the grant date fair value of the Accelsius SARs, calculated in accordance with FASB ASC Topic 718. For information regarding assumptions used in calculating these values, see Note 14 to the consolidated financial statements included in this Form 10-K. The Accelsius SARs were granted by Innventure and are settled in shares of Common Stock, the value of which is determined based on the increase in value of Class A Common Units of Accelsius over a base price of $12.175. In general, these Accelsius SARs will be automatically exercised upon the earliest to occur of: (i) the 24-month anniversary of the grant date, (ii) Mr. Donnally’s death, or (iii) Mr. Donnally’s “disability” (as defined in the applicable award agreement). The Compensation Committee may, in its discretion, determine that Mr. Donnally will receive cash instead of Common Stock. As of December 31, 2024, Mr. Donnally held 20,000 Accelsius SARs. Mr. Donnally was granted these Accelsius SARs in respect of prior service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of April 8, 2025 (except as otherwise set forth below) by:

•each person known to us to be the beneficial owner of more than 5% of our Common Stock;

•each of our named executive officers and directors; and

•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Shares which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Fractional shares have been rounded to the nearest whole share.

The following table is based on 47,106,300 shares of Common Stock outstanding as of April 8, 2025. In addition, the beneficial ownership presented below does not include Company Earnout Shares that the holders of Innventure LLC’s outstanding equity and profits interests and warrants, other than the Class PCTA Units and the Class I Units (such holders, the “Innventure Members”), have the right to receive upon (i) Accelsius having entered into binding contracts providing for revenue for the Company (as defined in the Business Combination Agreement) within 7 years following the Closing (the “Vesting Period”) in excess of $15,000 in revenue (“Milestone One”) or (ii) AeroFlexx having received in excess of $15,000 revenue within the Vesting Period (“Milestone Three”).

Unless otherwise indicated by footnote, (i) the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them and (ii) the address of each person is c/o Innventure Inc., 6900 Tavistock Lakes Blvd, Suite 400 Orlando, FL 32827.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares
Directors and Named Executive Officers:
Roland Austrup.........................................................	812,482	1.72%
James O. Donnally(1).................................................	3,958,520	8.40%
Gregory W. Haskell..................................................	705,655	1.50%
Michael Otworth(2)....................................................	2,730,350	5.77%
John Scott(3)..............................................................	1,884,150	3.97%
David Yablunosky...................................................	184,635	*
Suzanne Niemeyer...................................................	153,005	*
Bruce Brown............................................................	—	*
Elizabeth Williams...................................................	—	*
Daniel J. Hennessy...................................................	1,170,262	2.48%
Michael Amalfitano.................................................	—	*
All Directors and Executive Officers as a Group (11 Individuals) .......................................................	11,599,059	24.35%
Five Percent Holders
WE-INN LLC(4)........................................................	8,697,656	18.46%
Ascent X Innventure TC, A Series of Ascent X Innventure, LP(5).......................................................	4,828,850	10.25%
CastleKnight Master Fund LP(6)...............................	3,953,354	8.39%
Glockner Family Venture Fund, LP(7)......................	3,779,154	7.53%

* less than 1%
(1) Consists of (i) 1,405,664 shares of Common Stock held by the James O. Donnally Revocable Trust over which Mr. Donnally has sole voting and investment power and (ii) 2,552,856 shares of Common Stock that may be deemed to be beneficially owned by Mr. Donnally, which shares are held by certain trusts, including (a) 132,753 shares held by the Barbara G. Glockner Trust, for the benefit of Joseph C. Glockner; (b) 132,753 shares held by the Barbara G. Glockner Trust, for the benefit of Michael P. Glockner; (c) 132,753 shares held by the Barbara G. Glockner Trust, for the benefit of Timothy E. Glockner; (d) 700,822 shares held by the Joseph C. Glockner Revocable Trust; (e) 700,822 shares held by Michael P. Glockner Revocable Trust; (f) 700,822 shares held by the Timothy E. Glockner Revocable Trust; (g) 3,715 shares held by the Andrew M. Glockner Revocable Trust; and (h) 48,416 shares held by the Barbara G. Glockner Revocable Trust, each of which has three trustees, Timothy Glockner, James Donnally, and Theresa Laxton, Mr. Donnally’s spouse, with shared voting power. Timothy Glockner has a life estate interest in the Barbara G. Glockner Trust fbo Timothy E. Glockner. The beneficiaries of the Barbara G. Glockner Trust fbo Timothy E. Glockner are the issue of Timothy Glockner. The beneficiaries of the Barbara G. Glockner Trust fbo Joseph C. Glockner are the issue of Joseph C. Glockner. The beneficiaries of the Barbara G. Glockner Trust fbo Michael P. Glockner are the issue of Michael P. Glockner.
(2) Mr. Otworth holds 2,552,625 shares of Common Stock and 114,161 shares of Series C Preferred Stock. As of April 8, 2025, if the registration statement (the “Series C Preferred Stock Resale Registration Statement”) were effective, these shares of Series C Preferred Stock would be convertible into 177,725 shares of Common Stock. Because the conversion price of the Series C Preferred Stock is determined based on the greater of a fixed amount and the 10-trading day volume-weighted average Nasdaq official closing price of the Common Stock, the number of shares of Common Stock into which the shares are convertible will fluctuate.

(3) Dr. Scott holds 1,531,795 shares of Common Stock and 226,334 shares of Series C Preferred Stock. As of April 8, 2025, if the Series C Preferred Stock Resale Registration Statement were effective, these shares of Series C Preferred Stock would be convertible into 352,355 shares of Common Stock. Because the conversion price of the Series C Preferred Stock is determined based on the greater of a fixed amount and the 10-trading day volume-weighted average Nasdaq official closing price of the Common Stock, the number of shares of Common Stock into which the shares are convertible will fluctuate.
(4) Greg Wasson has voting and investment power over the securities held by WE-INN LLC.
(5) Ascent X Innventure TC, A Series of Ascent X Innventure, LP is a limited partnership (“Ascent”). Voting and investment power over the shares held by Ascent is exercised by Jonathan Loeffler and Mark Pomeroy Jr. The address for Ascent is 5956 Sherry Lane, 20th Floor, Dallas, Texas 75225.
(6) Based on information provided by CastleKnight Master Fund LP in a Schedule 13G ﬁled with the SEC on November 15, 2024. Per such Schedule 13G, CastleKnight Master Fund LP has shared voting power over all of such shares and shared dispositive power of all of such shares. The principal business address of CastleKnight Master Fund LP is Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman KY1-1104 Cayman Islands.
(7) The Glockner Family Venture Fund, LP holds 711,717 shares of Common Stock and 1,970,353 shares of Series C Preferred Stock. As of April 8, 2025, if the Series C Preferred Stock Resale Registration Statement were effective, these shares of Series C Preferred Stock would be convertible into 3,067,437 shares of Common Stock. Because the conversion price of the Series C Preferred Stock is determined based on the greater of a fixed amount and the 10-trading day volume-weighted average Nasdaq official closing price of the Common Stock, the number of shares of Common Stock into which the shares are convertible will fluctuate.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)(c)
Equity compensation plans approved by security holders	3,878,195	$12.20	7,144,699
Equity compensation plans not approved by security holders	—	—	—
TOTAL	3,878,195	$12.20	7,144,699

(1)
Reflects options, restricted stock units and Accelsius SARs outstanding under the Innventure, Inc. 2024 Equity and Incentive Compensation Plan (the “2024 Plan”). Each Accelsius SAR represents the right of the holder to receive a number of shares of Common Stock with a value equal to the appreciation in the value of a Class A Common Unit of Accelsius Holdings LLC over a base price of $12.175 (such appreciation in value, the “spread”). We calculated the number of shares of Common Stock covered by the Accelsius SARs for purposes of this column (a) by determining the aggregate spread and dividing it by the fair market value of a share of Common Stock all as of December 31, 2024.

(2)
The weighted-average exercise price relates to outstanding stock options only. The Company’s restricted stock unit awards have no exercise price. The Accelsius SARs have a base price of $12.175, but such base price relates to Class A Common Units of Accelsius, not shares of Common Stock, and is already accounted for in the calculation of the number of shares of Common Stock covered by the Accelsius SARs included in column (a) as described in footnote 1 (and for the foregoing reasons is not reflected in this column (b)).

(3)	As of December 31, 2024, consists of the shares available for future issuance under the 2024 Plan, all of which may be issued for awards other than options, warrants or rights (such as restricted stock). In general, the aggregate share limit under the 2024 Plan will be automatically increased on the first day of each fiscal year, until 2034, by an amount equal to the lesser of (a) 3% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares as determined by the Board of Directors of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Unless otherwise indicated, all dollar amounts (“$”) in this section are expressed in thousands, except share and per share amounts.
The following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which Innventure LLC, Innventure or the Innventure Companies has been or is to be a participant and:

•the amount involved exceeded or exceeds $120; and

•any of such company’s directors, executive officers, or holders of more than 5% of its capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Transactions with AeroFlexx, Accelsius, Innventus ESG Fund I, L.P., and Innventure1, LLC

Management Services

Pursuant to a Management Services Agreement dated August 17, 2018, among Management Services, a wholly owned subsidiary of Innventure LLC, Innventure GP and the ESG Fund, Innventure earns management fees for providing administrative, finance and accounting services and other back-office functions for the ESG Fund. For the years ended December 31, 2024 and 2023, the ESG Fund paid $800 and $800, respectively, for these management services. As of December 31, 2024 and 2023, the ESG Fund owed to Management Services approximately $600 and $0, respectively.

Additionally, pursuant to the ESG Fund’s Amended and Restated Limited Partnership Agreement, the ESG Fund may offset the management services fees owed to Innventure GP and Management Services by the amount in which the ESG Fund’s expenses exceed $800, for a total of $0 and $0 of costs reimbursed in the fiscal years ended December 31, 2024 and 2023, respectively.

Option Agreement

On March 12, 2021, Innventure LLC entered into a purchase option agreement with the ESG Fund (then known as Innventus Fund I, L.P.), pursuant to which the ESG Fund agreed to forfeit previously issued warrants to purchase Class B-1 preferred units of Innventure LLC in exchange for the grant of an irrevocable option to purchase (i) 145,161 shares of common stock, par value $0.001 per share, of PCT at an exercise price of $1.00 per share, if the option was exercised after the consummation of certain business combination transactions involving PCT held by Innventure LLC (the “Option Shares”) or (ii) 13,798 Class A units of PCT at an exercise price of $1.00 per Class A Unit, if the option was exercised prior to the consummation of certain business combination transactions involving PCT, held by Innventure LLC. The Option Shares are subject to a contractual lock-up agreement that Innventure LLC entered into in connection with PCT’s business combination transactions and may only be delivered to the ESG Fund upon the periodic expiration of such lock-up restrictions. The option was exercised in full on March 16, 2022 for 145,161 shares of PCT’s common stock and, to date, approximately half of the Option Shares have been delivered to ESG Fund, with the remainder to be delivered once such shares are released from contractual lock-up obligations.

Indebtedness

During the fiscal year ended December 31, 2023, Innventure LLC loaned AeroFlexx $2,600 through a series of informal intercompany loans. During the fiscal year ended December 31, 2024, Innventure informally loaned AeroFlexx an additional $4,400. The loans were expected to be repaid in full by June 2024 and bear no interest and, instead, were included in the AeroFlexx Loan Agreement (as defined and described below).

On July 1, 2024, AeroFlexx, as Borrower, AeroFlexx Packaging Company LLC, as Guarantor (“AeroFlexx Packaging”), and Innventure LLC, as Lender, entered into a Loan Agreement (the “AeroFlexx Loan Agreement”). Under the terms of the AeroFlexx Loan Agreement, Innventure LLC agreed to lend to AeroFlexx up to $2,400 from time to time until the Maturity Date (as defined in the AeroFlexx Loan Agreement). Additionally, the aggregate principal amount of $7,600 that Innventure LLC previously loaned to AeroFlexx for working capital pursuant to interest-free loans that had not previously been formally documented is included as an amount outstanding under the

AeroFlexx Loan Agreement and subject to the terms of the AeroFlexx Loan Agreement. The aggregate principal amount of the Term Loans (as defined in the AeroFlexx Loan Agreement) shall not exceed $10,000. The Term Loans covered by the AeroFlexx Loan Agreement will be guaranteed by AeroFlexx Packaging and will incur interest at the annual applicable federal rate published by the Internal Revenue Service (the “IRS”) and adjusted quarterly, such interest rate to be increased by 2.0% upon the occurrence of an Event of Default (as defined in the AeroFlexx Loan Agreement). After any repayment of all or any portion of the Term Loans, the Term Loans may be re-borrowed. AeroFlexx will have the option to prepay all or any portion of the Term Loans upon the written consent of Innventure LLC and the Term Loans will be accelerated and must be prepaid upon the occurrence of an Event of Default. At Innventure LLC’s option, the Term Loans and any unpaid accrued interest and any fees and expenses owed by AeroFlexx may be converted into Next Equity Securities (as defined in the AeroFlexx Loan Agreement). As part of the AeroFlexx Loan Agreement, AeroFlexx did not raise equity financing up to the target amount by January 1, 2025. Therefore, on January 2, 2025, $7,250 of outstanding principal of the then-outstanding Term Loans and unpaid accrued interest thereon (as calculated per the AeroFlexx Loan Agreement) was subject to mandatory conversion. Using the price per unit of $6.83, the Company obtained 1,060,747 AeroFlexx Class D preferred units through the mandatory conversion. Based on the increase of AeroFlexx Class D preferred units, Innventure’s updated ownership percentage in AeroFlexx is 38%. Additionally, the aggregate principal amount of $7,600 that Innventure LLC previously loaned to AeroFlexx for working capital pursuant to interest-free loans that had not previously been formally documented is included as an amount outstanding under the AeroFlexx Loan Agreement and subject to the terms of the AeroFlexx Loan Agreement. The proceeds of the Term Loans will be used by AeroFlexx for general business purposes, including to fund AeroFlexx’s working capital needs. The AeroFlexx Loan Agreement contains customary representations, warranties and covenants, including covenants restricting AeroFlexx’s ability to encumber assets and AeroFlexx’s ability to merge or consolidate with another entity. Since the date of the AeroFlexx Loan Agreement, the largest amount of principal outstanding $10,000 and no interest or principal has been paid on the Term Loans, and as of March 31, 2025 the current amount outstanding is $10,307 following the conversion of $7,300 on January 2, 2025 and the inclusion of the $4,400 informal loan under the AeroFlexx Loan Agreement. Subsequent to the date on which the $10,000 cap on the AeroFlexx Loan Agreement was achieved, Innventure has also informally loaned an additional $4,155 to AeroFlexx.

On March 30, 2023, Innventure LLC entered into a loan and security agreement with Accelsius. Under the loan and security agreement, Innventure LLC agreed to loan, from time to time, up to $6,000 in term loans to Accelsius, with a minimum loan of $10 per term loan. On December 13, 2023, the loan and security agreement was amended to increase the aggregate amount available to be loaned to Accelsius to $12,000. On April 10, 2024, the loan and security agreement was amended to allow for all or any portion of the term loans to be re-borrowed. On July 1, 2024, the loan and security agreement was amended to remove the requirement that interest under the term loans be paid in kind. Outstanding principal amounts accrue interest at the annual applicable federal rate published by the IRS and are adjusted quarterly. In lieu of repayment in cash, at its option, Innventure may convert the outstanding principal amount of the term loans and any unpaid accrued interest, fees and expenses into equity securities of Accelsius issued in a bona fide equity financing for investment purposes. To date, Accelsius has borrowed $17,075 in the aggregate, of which $5,075 of principal has been repaid and $84 of interest has been repaid. As of December 31, 2024, approximately $12,408 was outstanding under the loan and security agreement, including $408 of accrued interest. In addition, to date, Innventure LLC has informally loaned Accelsius $1,200. As described elsewhere in this report, all intercompany transactions and balances have been eliminated in consolidation, including those related to this loan and security agreement with Accelsius.

During the fiscal year ended December 31, 2024, Innventure LLC informally loaned Refinity Holdings $530.

On December 21, 2023, Mike Otworth, Innventure LLC’s Executive Chairman, loaned the Company approximately $1,000 for working capital purposes. The Company issued a note payable representing that loan in the amount of $1,000 during the year ended December 31, 2023, which is included in notes payable to related parties in the consolidated balance sheets as of December 31, 2023. The related party note had no stated interest and no stated maturity date at issuance. In May 2024, the Company executed an unsecured promissory note (the “Otworth Promissory Note”) which provides that the indebtedness has no stated interest and matures on December 21, 2024. Per the executed agreement, on the maturity date, the Company is required to repay the outstanding principal amount of the related party note and a loan fee equal to $63. If the Company failed to pay any amount due under the related party note on the maturity date thereof, interest will accrue on the amount outstanding at a rate of eight percent (8%) per annum from the maturity date.

On March 20, 2025, Mike Otworth agreed to deem as repaid in full and otherwise terminated all loans and other obligations of Innventure LLC to Mike Otworth under the Otworth Promissory Note and any loan documentation executed in connection with the Otworth Promissory Note in exchange for (i) Mike Otworth’s receipt in cash of $180 and (ii) the issuance to Mike Otworth of 114,161 shares of Series C Preferred Stock on March 24, 2025.

Transactions Involving Innventure1

From time to time, Innventure1 LLC (“Innventure1”) pays expenses on behalf of Innventure LLC pursuant to a related party note, with settlement of such amounts to be agreed upon by management of each of Innventure1 and Innventure LLC. On October 31, 2023, Innventure LLC entered into a debt conversion agreement with Innventure1. During the year ended December 31, 2023, and pursuant to the terms of the debt conversion agreement, the Company extinguished the related party note with Innventure1 and converted this note in the amount of $500 into 52,010 Class B Preferred Units based on the Class B Preferred Unit issuance price of $9.6992 per unit. The nature of this indebtedness is primarily expenses paid on the Company’s behalf and settlement was agreed upon by the management of the two related parties. The indebtedness has no stated interest and no maturity date.

ESG Fund Obligations

On May 24, 2023, Innventure LLC and WE-INN paid to the ESG Fund its capital call obligation of approximately $100.

Class B-1 Unit Purchase Agreement

On August 25, 2023, Innventure LLC entered into a unit purchase agreement with each of John Scott and Michael Otworth (each a “Purchaser” and together the “Purchasers”), who are each members of Innventure1. Under the terms of the unit purchase agreements, Innventure LLC agreed to issue the Purchasers 171,498 and 260,787 Class B-1 Preferred Units, respectively, upon the release of Dr. Scott and Mr. Otworth’s contractual restrictions under lock-up agreements entered into between Dr. Scott and Mr. Otworth and PCT. The Purchasers agreed to purchase such Class B-1 Preferred Units at a price of $9.6992 per unit (based on a weighted average of the closing price on the Nasdaq of PCT’s common stock during the 30-day period ending on the date on which the exchange closed, multiplied by 0.8) in exchange for contributing certain shares of PCT’s common stock to Innventure LLC, with the aggregate purchase price of the Class B-1 Preferred Units totaling approximately $1,700 and $2,500, respectively. Following discussions to place the Purchasers in, as closely as possible, the same economic position following the Business Combination, the parties terminated this arrangement in connection with the Closing.

Intercompany Advancement of Expenses

In the normal course of business, Innventure LLC has made advances for certain expenses on behalf of AeroFlexx, Accelsius, the ESG Fund and Refinity. These advances are typically made on a month-to-month basis, meaning that they are incurred one month and repaid the following month. As of December 31, 2024, $246 of the respective advances have been fully reimbursed, and the remainder is added to the respective letter-of-credit outstanding balance or otherwise remains outstanding. The following table details the aggregate amount advanced to each company (in excess of $120) per year since 2023:

Company Name	Fiscal Year Ended December 31,
	2024	2023
Accelsius..........................................................................	$126	160
AeroFlexx........................................................................	*	*
ESG Fund.......................................................................	*	*
Refinity	$539	*

* Less than $120

AeroFlexx

Loan and Security Agreements

On February 9, 2023, AeroFlexx Packaging and Auto Now Acceptance Co., LLC (“Auto Now”) entered into a Loan Agreement (the “Loan Agreement”). Under the terms of the Loan Agreement, Auto Now agreed to lend to AeroFlexx Packaging, on a revolving basis, up to $4,000 at one time. AeroFlexx Packaging may borrow, repay and reborrow funds from the date of the Loan Agreement until January 31, 2024 (the “Commitment Period”). The Commitment Period may be renewed up to four times, each for one calendar year period, beginning on January 3 of each year, and was renewed in 2024. Loans made pursuant to the Loan Agreement will be guaranteed by AeroFlexx and will incur interest at variable interest rates based on the prime rate, as published by The Wall Street Journal, plus 5.0% (such rates not to exceed 12% per annum). The loans made pursuant to the Loan Agreement will be made upon Auto Now’s receipt of executed promissory notes and security instruments satisfactory to Auto Now and upon Auto Now’s satisfaction that certain collateral securing AeroFlexx Packaging’s indebtedness is sufficient. Upon AeroFlexx Packaging’s request, one or more promissory notes evidencing loans under the Loan Agreement may be converted to term loans, solely at the discretion of Auto Now. Such terms loans will proportionately decrease the availability of funds under the Loan Agreement. The proceeds of the loans will be used to purchase liquid filing equipment as part of AeroFlexx Packaging’s liquid packaging operations. As of December 31, 2024, approximately $2,700 was outstanding under the Loan Agreement. Since the date of the Loan Agreement, no principal has been paid, $500 of interest has been paid, and the largest amount of principal outstanding was $2,800.

Additionally, on February 9, 2023, AeroFlexx Packaging and Auto Now entered into a Security Agreement (the “Security Agreement”) pursuant to which AeroFlexx Packaging granted to Auto Now a security interest in AeroFlexx Packaging’s liquid filling equipment (the “Collateral”). The Security Agreement secures (i) all indebtedness owed under the Loan Agreement and future advances and promissory notes made pursuant to the Loan Agreement, (ii) all expenditures by AeroFlexx Packaging incurred for taxes, insurance and repairs to and maintenance for the Collateral and (iii) all liabilities of AeroFlexx Packaging to Auto Now presently existing or incurred in the future, whether they are matured or unmatured, direct or contingent, and any renewals, extensions and substitutions of those liabilities.

On March 20, 2025, Auto Now agreed to deem as repaid in full and otherwise terminated all loans and other obligations of AeroFlexx Packaging to Auto Now under the Loan Agreement and any loan documentation executed in connection with the Loan Agreement in exchange for the issuance to Glockner Family Venture Fund, LP of 578,294 shares of Series C Preferred Stock on March 24, 2025.

James Donnally, a member of the Board, also serves as a director of Auto Now Acceptance Company, the parent company of Auto Now.

Accelsius

Convertible Notes

On August 18, 2022, pursuant to a note purchase agreement (the “Series I Note Purchase Agreement”), by and among Accelsius, the ESG Fund and the other parties thereto, Accelsius issued a convertible promissory note to the ESG Fund in an aggregate principal amount of $4,000 (the “Accelsius Convertible Notes”). The Accelsius Convertible Notes accrue interest at a rate of 8% per year and are convertible into equity securities of Accelsius issued in a bona fide equity offering for investment purposes at a conversion price equal to the lesser of 80% of the per unit price paid by the investors purchasing such equity in the such offering or (b) the quotient of $200,000 divided by the aggregate number of outstanding Class A Units and Accelsius Incentive Units as of immediately prior to the initial closing of such equity securities. The Accelsius Convertible Notes mature on the earlier of August 18, 2025 or the date on which a change of control transaction (as defined in the Accelsius Convertible Notes) is consummated. The total amount of interest accrued and due to the ESG Fund in the fiscal year ended December 31, 2023 was approximately $500. As of December 31, 2024, the total amount of interest accrued and due to the ESG Fund in 2024 was $0.

On June 2, 2023, the Series I Note Purchase Agreement was amended and restated to permit Accelsius to issue and sell additional Accelsius Convertible Notes to such persons or entities (including to the ESG Fund if the ESG Fund desires to acquire additional Accelsius Convertible Notes) as determined by Accelsius, until the earlier of (i) such time as the aggregate amount of principal indebtedness evidenced by all of the Accelsius Convertible Notes issued and sold pursuant to the note purchase agreement equals a total of $6,000 or (ii) July 31, 2023. In March 2024, the Accelsius Convertible Notes were converted into 693,480 Accelsius Series A units at a conversion price of $9.74 per unit. Since the date of the Accelsius Convertible Notes, the largest aggregate amount of principal amount outstanding was approximately $6,000.

Class A Series 2 Units

On February 1, 2023, the ESG Fund purchased 23,712 Class A Series 2 Units of Accelsius for aggregate proceeds of approximately $100.

Other Related Party Transactions

Investor Rights Agreement

Pursuant to the terms of the Business Combination Agreement, at the Closing, Innventure and Founding Investors entered into the Investor Rights Agreement. See the section entitled “Director Nominations—Agreements to Nominate Certain Directors” in Item 10 for more information.

Lock-Up Agreements

In connection with the entry into the Business Combination Agreement, certain members of Innventure LLC (the “MSA Lock-Up Parties”) entered into a Member Support Agreement with Learn CW, Innventure, and Holdco pursuant to which the MSA Lock-Up Parties agreed to, among other things, be subject to a 180-day lock-up period following the Closing with respect to any shares of Common Stock received as consideration in the Business Combination. On April 1, 2025, the restrictions pursuant to the lock-up under the Member Support Agreement lapsed with respect to the shares of Common Stock held by the MSA Lock-Up Parties.

Pursuant to Innventure’s A&R Certificate of Incorporation, the holders of shares of Common Stock issued as consideration (including any Earnout Shares, as defined in the Business Combination Agreement) to former holders of membership interests, warrants or other equity interests of Innventure LLC were prohibited from transferring any such shares of Common Stock until the end of the period beginning on the date of the Closing and ending on the date of the opening of the first trading window at least 180 days after the Closing. On April 1, 2025, the restrictions pursuant to the lock-up under the A&R Certificate of Incorporation lapsed with respect to the shares of Common Stock held by the former holders of membership interests, warrants, or other equity interests of Innventure LLC.

In connection with the entry into the Business Combination Agreement, certain insiders of Innventure entered into lock-up agreements, pursuant to which such persons have agreed to restrictions on the transfer of their shares of Common Stock, subject to certain exceptions, for a period ending upon the earlier of (A) the expiration of one year after the Closing and (B) subsequent to the Closing, (i) if the closing price of Common Stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (ii) the date which Innventure completes a merger, liquidation, stock exchange, reorganization or other similar transaction after the Closing that results in all of the public stockholders of Innventure having the right to exchange their shares of Common Stock for cash securities or other property.

In connection with Learn CW’s initial public offering, Learn CW entered into a Letter Agreement (the “2021 Letter Agreement”), dated October 7, 2021, among Learn CW and its officers, directors, director nominees and the Sponsor, pursuant to which the Sponsor and certain Insiders (as defined therein) agreed not to transfer certain Class B ordinary shares of Learn CW, par value $0.0001 per share (the “Founder Shares”), outstanding prior to the consummation of Learn CW’s initial public offering until the earlier of (A) one year after the completion of the Business Combination and (B) the date following the completion of the Business Combination on which Learn CW completes a liquidation, merger, share exchange or other similar transaction that results in all of Learn CW’s shareholders having the right to exchange their Learn CW Class A ordinary shares, par value $0.0001 per share (the

“Ordinary Shares”), for cash, securities or other property. The Founder Shares and the Ordinary Shares were each converted into shares of Common Stock at the Closing. Pursuant to the terms of the 2021 Letter Agreement, and notwithstanding the foregoing, if, subsequent to the Closing, the closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the shares of Common Stock held by the parties to the 2021 Letter Agreement or their permitted transferees will be released from lock-up.

Employee Family Relationship

Mr. Colin Scott (the son of Dr. John Scott, our Chief Strategy Officer) is an employee of Innventure and serves on the Accelsius board of directors. Mr. Colin Scott earned $325 and $216 for the years ended December 31, 2024 and 2023, respectively.

Aircraft Time Sharing Agreements

On May 6, 2024, Innventure LLC entered into aircraft time sharing agreements with entities affiliated with Michael Otworth and John Scott, each of whom owns a partial interest in a private airplane, whereby they, as partial owners of the plane, would be reimbursed for its use by Innventure LLC and its employees and directors. Such reimbursements are only to be granted for Innventure LLC business use. The aircraft time sharing agreements each have an initial term of one year and automatically renew for one month terms until terminated by either party. Each agreement may be terminated by either party with 30 days’ prior written notice. In 2024, Innventure LLC made reimbursements to each of Mr. Otworth and Dr. Scott in the amounts of $142 and $122, respectively. Mr. Otworth was the Executive Chairman of Innventure LLC and is now Innventure’s Executive Chairman. Dr. Scott was the Chief Strategy Officer of Innventure LLC and is now Innventure’s Chief Strategy Officer.

Bridge Financing

On August 20, 2024, pursuant to an unsecured promissory note (the “Glockner Bridge Note”), Innventure LLC borrowed $10,000 from Glockner Family Venture Fund, LP (the “Glockner Lender”), a Florida limited partnership affiliated with Glockner Enterprises, as bridge financing until the Closing of the Transactions. The outstanding principal amount and loan fee were due upon the later of October 15, 2024 or the first business day following Closing. The Glockner Bridge Note carries a loan fee of $1,000 and does not bear interest except during an event of default. Pursuant to the Glockner Bridge Note, advances under the note shall be made in multiple installments as follows: (i) $3,000 on August 20, 2024 (and was received on August 20, 2024), (ii) $3,000 on August 27, 2024 (and was received on August 27, 2024) and (iii) $4,000 on September 3, 2024 (and was received on September 3, 2024). Amounts that are borrowed and repaid may not be re-borrowed. Glockner Enterprises is affiliated with persons or entities that collectively own greater than 10% of Innventure’s Class B-1 Preferred Units. James Donnally was a director of Innventure LLC and is now a director of Innventure, is the Managing Member of Bellringer Consulting Group, LLC, the General Partner of the Glockner Lender, is an equity holder of the Glockner Lender, and previously served as the Vice President and Chief Financial Officer of Glockner Enterprises from 1996 to 2023. Mr. Donnally currently has no authority over the Glockner Lender’s decision-making with respect to equity or debt investments in Innventure.

On August 22, 2024, pursuant to an unsecured promissory note (the “Scott Bridge Note”), Innventure LLC borrowed $2,000 from Dr. John Scott, Innventure’s Chief Strategy Officer. Interest will accrue on the Scott Bridge Note at a rate of eleven and half percent (11.5%) per annum plus, in the case of an event of default, an additional two percent (2%) per annum, amounts will be advanced under the Scott Bridge Note upon written request and, otherwise, the Scott Bridge Note has terms identical to the Glockner Bridge Note.

On October 1, 2024, the Company and the Glockner Lender amended and restated the Glockner Bridge Note (as amended, the “A&R Glockner Bridge Note”). The A&R Glockner Bridge Note was issued in the principal amount of $10,000 and such borrowings are due upon the earlier of January 31, 2025 and the first business day following the date on which the Company has sufficient capital to be able to repay all amounts outstanding under such note and otherwise meet its expected working capital needs, as determined by the Company in its reasonable discretion. From and after the issuance date of the A&R Glockner Bridge Note, such note will bear interest at 15.99% per annum, payable in arrears on the first business day of each calendar month, beginning on November 1, 2024. In the event of a failure to pay any amount due under the A&R Glockner Bridge Note, such failure will not constitute an event of default unless certain other conditions are met. The Company also agreed to pay the Glockner Lender $1,000 as a loan fee, which was repaid in connection with entry into the Second A&R Glockner Bridge Note. As described above, Mr. Donnally serves as the managing member of the Glockner Lender’s general partner, Bellringer Consulting Group LLC. As of the date hereof, only the $1,000 loan fee has been repaid under the A&R Glockner Bridge Note.

On October 1, 2024, the Company and Dr. John Scott agreed to amend and restate the Scott Bridge Note (as amended, the “A&R Scott Bridge Note”). The A&R Scott Bridge Note was reissued in the principal amount of $1,000 and such borrowings are due at maturity on January 31, 2025. From August 22, 2024 to but excluding October 1, 2024, interest on the A&R Scott Bridge Note accrued at a rate of 11.5% per annum, and from and after October 1, 2024, interest on the A&R Scott Bridge Note accrued at a rate of 13.5% per annum. In the event of a failure to pay any amount due under the A&R Scott Bridge Note, such failure will not constitute an event of default unless certain other conditions are met. The Company also agreed to pay Dr. John Scott, the Company’s Chief Strategy Officer, $1,000 under the Scott Bridge Note.

On March 20, 2025, the Glockner Lender agreed to deem as repaid in full and otherwise terminated all loans and other obligations of Innventure LLC to the Glockner Lender under the A&R Glockner Bridge Note and any loan documentation executed in connection with the A&R Glockner Bridge Note in exchange for the issuance to the Glockner Lender of 1,392,059 shares of Series C Preferred Stock on March 24, 2025.

On March 20, 2025, Dr. John Scott agreed to deem as repaid in full and otherwise terminated all loans and other obligations of Innventure LLC to Dr. John Scott under the A&R Scott Bridge Note and any loan documentation executed in connection with the A&R Scott Bridge Note in exchange for (i) Dr. John Scott’s receipt in cash of $195 and (ii) the issuance to Dr. John Scott of 226,334 shares of Series C Preferred Stock on March 24, 2025.

Review, Approval or Ratification of Transactions with Related Parties

The Audit Committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between the Company and related parties in which the aggregate amount involved exceeds or may be expected to exceed $120 and in which a related party has or will have a direct or indirect material interest. The written charter of the Audit Committee provides that the Audit Committee will review and approve in advance any related party transaction.

Limitation of Liability and Indemnification of Directors and Executive Officers

Innventure has entered into indemnification agreements with each of Innventure’s directors and executive officers, the form of which is attached as an exhibit to this Form 10-K. The indemnification agreements require Innventure to indemnify its directors and executive officers to the fullest extent permitted by Delaware law.

Related Party Transaction Policy

Innventure has adopted a formal written policy for the review and approval of transactions with related parties. Such policy requires, among other things, that:

•the Audit Committee shall review the material facts of all related party transactions;

•in reviewing any related party transaction, the Audit Committee will take into account, among other factors that it deems appropriate, whether the related party transaction is on terms no less favorable to Innventure than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction;

•in connection with its review of any related party transaction, Innventure shall provide the Audit Committee with all material information regarding such related party transaction, the interest of the related party and any potential disclosure obligations of Innventure in connection with such related party transaction; and

•if a related party transaction will be ongoing, the Audit Committee may establish guidelines for Innventure’s management to follow in its ongoing dealings with the related party.

In addition, the related party transaction policy provides that the Audit Committee, in connection with any approval of a related party transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under the rules and regulations of the SEC and Nasdaq.

Director Independence

Our Board has evaluated and affirmatively determined the independence of each of James O. Donnally, Bruce Brown, Elizabeth Williams, Daniel J. Hennessy, and Michael Amalfitano: (i) based on each nominee’s completed questionnaire designed to solicit information about relationships that could have an impact on independence and (ii) using standards required by the SEC and Nasdaq. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with Innventure and all other facts and circumstances the Board deemed relevant in determining a director nominee’s independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the amount of audit fees, audit-related fees, tax fees, and all other fees billed for services by BDO USA, P.C. for the years ended December 31, 2024 and 2023. All audit and non-audit services provided to the Company by the independent registered public accounting firm are pre-approved by the Audit Committee, and the Audit Committee considers the provision of such non-audit services when evaluating the accounting firm’s independence. The Audit Committee pre-approved all services and fees charged by BDO USA, P.C. as the Company’s independent registered public accounting firm to the Company in 2024 after the completion of the Business Combination.

	2024	2023
Audit Fees(1)	$981,547	$400,903
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	108,387	—
Total Fees	$1,089,934	$400,903

(1) Includes fees for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q, issuances of comfort letters and consents for securities offerings and for other services that only the Company’s independent registered public accounting firm can reasonably provide.
(2) Includes fees for all services other than those covered above under “Audit Fees.” No such fees existed for the year ended December 31, 2023.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this annual report on Form 10-K:
1. Financial Statements of the Registrant: See “Index to Consolidated Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
2. Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(b) Exhibits:
The exhibits listed in the following index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(a)Exhibits

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

3.4
Certificate of Designation of Series C Preferred Stock, dated March 24, 2025, of Innventure, Inc. (incorporated by reference to Exhibit 3.1 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on March 25, 2025).

4.1*	Description of Innventure, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Innventure LLC Series 1 Promissory Note (incorporated by reference to Exhibit 4.3 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).
4.3	Form of Accelsius Holdings LLC Convertible Promissory Note (incorporated by reference to Exhibit 4.4 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).
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

Exhibit Number	Description of Exhibits
4.6
Form of Innventure Class B Warrant Cashless Exercise Description and Acknowledgment Letter (incorporated by reference to Exhibit 4.8 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

4.7
Warrant to Acquire Securities of Innventure, Inc., dated October 22, 2024, issued to WTI Fund X, LLC (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

4.8
Warrant to Acquire Securities of Innventure, Inc., dated October 22, 2024, issued to WTI Fund XI, LLC (incorporated by reference to Exhibit 4.2 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

4.9^	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Current Report on Form 8-K dated March 26, 2025).
4.10^
Form of Warrant to Acquire Securities of Innventure, Inc., to be issued to WTI Fund X, LLC (incorporated by reference to Exhibit 4.2 to Innventure, Inc.’s Current Report on Form 8-K dated March 26, 2025).

4.11^
Form of Warrant to Acquire Securities of Innventure, Inc., to be issued to WTI Fund XI, LLC (incorporated by reference to Exhibit 4.3 to Innventure, Inc.’s Current Report on Form 8-K dated March 26, 2025).

4.12
Registration and Shareholder Rights Agreement, dated October 12, 2021, by and among Learn CW Investment Corporation, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to Learn CW Investment Corporation’s Current Report on Form 8-K filed with the SEC on October 14, 2021).

10.1#
Offer Letter, dated September 7, 2023, between David Yablunosky and Innventure LLC (incorporated by reference to Exhibit 10.8 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.2
Member Support Agreement, dated October 24, 2023, by and among Learn CW Investment Corporation, Learn SPAC Holdco, Inc., Innventure LLC and the Innventure Members party thereto (incorporated by reference to Annex D to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.3
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

10.8#*	Contractor Agreement for Services, effective November 16, 2023, by and between Innventure LLC and Sugar Grove Ventures, LLC.

Exhibit Number	Description of Exhibits
10.9#
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

10.14
Second Amended & Restated Promissory Note, dated March 19, 2024, issued by Learn CW Investment Corporation in favor of Sponsor (incorporated by reference to Exhibit 10.1 to Learn CW Investment Corporation’s Current Report on Form 8-K filed with the SEC on March 25, 2024).

10.15**^
Patent Purchase Agreement, dated May 27, 2022, between Nokia Technologies, OY, Nokia Solutions and Networks, OY, and Accelsius Holdings LLC (incorporated by reference to Exhibit 10.32 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.16**^†
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

10.18
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

10.22^
Form of Investment Agreement by and among Innventure, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.46 to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).

10.23
Warrant Agreement, dated October 12, 2021, between Learn CW Investment Corporation and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to Learn CW Investment Corporation’s Current Report on Form 8-K filed with the SEC on October 14, 2021).

Exhibit Number	Description of Exhibits
10.24
Warrant Assumption Agreement, dated October 2, 2024, by and among Learn CW Investment Corporation, Innventure, Inc. (f/k/a Learn SPAC HoldCo, Inc.) and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Stock Company, LLC), as warrant agent (incorporated by reference to Exhibit 10.2 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.25
Amended and Restated Registration Rights Agreement, dated October 2, 2024, by and among Innventure, Inc., Learn CW Investment Corporation, CWAM LC Sponsor LLC and the undersigned parties listed thereto (incorporated by reference to Exhibit 10.3 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.26
Amended & Restated Investor Rights Agreement, dated October 2, 2024, by and among Innventure, Inc., and the undersigned parties listed thereto (incorporated by reference to Exhibit 10.4 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.27#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).
10.28#	Innventure, Inc. 2024 Equity and Incentive Compensation Plan (incorporated by reference to Annex K to Innventure, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 6, 2024).
10.29^
Form of Investment Agreement by and among Innventure, Inc. and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.9 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.30
Waiver and Consent entered into on October 2, 2024, by and among, Learn CW, Holdco and Innventure (incorporated by reference to Exhibit 10.10 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.31
Loan and Security Agreement, dated October 22, 2024, by and among Innventure LLC, WTI Fund X, Inc. and WTI Fund XI, Inc. (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

10.32
Supplement to the Loan and Security Agreement, dated October 22, 2024, by and among Innventure LLC, WTI Fund X, Inc. and WTI Fund XI, Inc. (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024)

10.33#
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated December 13, 2024).

10.34#
Form of Notice of Grant of Nonqualified Stock Option and Nonqualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated December 13, 2024).

10.35#*	Form of Notice of Grant of Appreciation Rights.
10.36#*	Form of Notice of Grant of Cash-Settled Appreciation Rights.
10.37
Standby Equity Purchase Agreement, by and between Innventure, Inc. and YA II PN, Ltd., dated October 24, 2023 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).

10.38^	Form of Series C Purchase Agreement for U.S. Investors (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).
10.39^	Form of Series C Purchase Agreement for Ex-U.S. Investors (incorporated by reference to Exhibit 10.3 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).
10.40^
Securities Purchase Agreement, by and between Innventure, Inc. and YA II PN, Ltd., dated March 26, 2025 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated March 26, 2025).

Exhibit Number	Description of Exhibits
10.41	Form of Global Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated March 26, 2025).
10.42	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Innventure, Inc.’s Current Report on Form 8-K dated March 26, 2025).
10.43*#	Innventure, Inc. 2025 Short-Term Incentive Plan.
19.1*	Innventure, Inc. Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of BDO USA, P.C.
31.1***	Rule 13a-14(a) Certification by Gregory W. Haskell, Chief Executive Officer, for the fiscal year ended December 31, 2024.
31.2***	Rule 13a-14(a) Certification by David Yablunosky, Chief Financial Officer, for the fiscal year ended December 31, 2024.
32.1***	Section 1350 Certification by Gregory W. Haskell, Chief Executive Officer, for the fiscal year ended December 31, 2024.
32.2***	Section 1350 Certification by David Yablunosky, Chief Financial Officer, for the fiscal year ended December 31, 2024.
97.1*	Innventure, Inc. Compensation Clawback Policy.
101*
The following financial statements from Innventure, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the period October 2, 2024 through December 31, 2024 (Successor), January 1, 2024 through October 1, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor); (iii) Consolidated Statement of Changes in Mezzanine Capital for the period January 1, 2024 through October 1, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor); (iv) Consolidated Statement of Changes in Stockholders’ Equity for the period October 2, 2024 through December 31, 2024 (Successor), January 1, 2024 through October 1, 2024 (Predecessor) and the year ended December 31, 2023; (v) Consolidated Statements of Cash Flows for the period October 2, 2024 through December 31, 2024 (Successor), January 1, 2024 through October 1, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor); and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________
*Filed herewith
**Certain identified information has been excluded from this exhibit pursuant to Rule 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential.
*** Furnished herewith
†The Registrant respectfully submits that it has filed a Confidential Treatment Request with the Commission with respect to this exhibit.
+Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Innventure, Inc. agrees to furnish a copy of any omitted schedule to the SEC upon request.
#Indicates management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNVENTURE, INC.

	By:	/s/ Gregory W. Haskell
	Name:	Gregory W. Haskell
Date: April 14, 2025	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory W. Haskell	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2025
Gregory W. Haskell

/s/ David Yablunosky	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 14, 2025
David Yablunosky
/s/ Michael Otworth	Executive Chairman and Director	April 14, 2025
Michael Otworth
/s/ Suzanne Niemeyer	General Counsel and Director	April 14, 2025
Suzanne Niemeyer

/s/ James O. Donnally	Director	April 14, 2025
James O. Donnally

/s/ Bruce Brown	Director	April 14, 2025
Bruce Brown

/s/ Elizabeth Williams	Director	April 14, 2025
Elizabeth Williams

/s/ Daniel J. Hennessy	Director	April 14, 2025
Daniel J. Hennessy

/s/ Michael Amalfitano	Director	April 14, 2025
Michael Amalfitano