Form 10-Q
period 2025-03-31
Innventure, Inc.
filed 2025-05-15
CIK 2001557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☒
As of April 25, 2025, the registrant had 53,487,294 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “Innventure,” the “Company,” “we,” “our” or “us” refer to Innventure, Inc. and its consolidated subsidiaries.
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s business model, the financial condition, results of operations, earnings outlook and the prospects for AeroFlexx, LLC (“AeroFlexx” or “AFX”), Accelsius Holdings LLC (“Accelsius” or “ACC”) and Refinity Olefins, LLC (“Refinity” and, together with AeroFlexx and Accelsius, the “Innventure Companies” and, together with those subsidiary companies that Innventure may found, fund, and operate going forward, the “Operating Companies”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements generally relate to future events or the Company’s future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are often identified by future or conditional words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “will,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the Company’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the parties) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The risks and uncertainties include, but are not limited to, those factors discussed and identified in the section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) entitled “Risk Factors,” those discussed and identified in other public filings made with the Securities and Exchange Commission (the “SEC”) by the Company and the following:
•expectations regarding Innventure’s and the Innventure Companies’ (as defined below) strategies and ability to achieve future financial performance, including their respective future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and Innventure’s ability to invest in growth initiatives;
•the implementation, market acceptance and success of Innventure’s and the Innventure Companies’ business models and growth strategies;
•sustained unfavorable economic or other conditions which could cause the need for Innventure to evaluate and potentially record additional impairment charges for all, or a portion of, its goodwill and other intangible assets;
•Innventure’s future capital requirements and sources and uses of cash, including its ability to obtain funding for its operations and future growth and to continue as a going concern;
•Innventure’s ability to meet the various conditions imposed by, and to satisfy its obligations to, the WTI Lenders (as defined below), under the WTI Facility (as defined below);
•Innventure’s ability to meet the various conditions and satisfy the various limitations under the Standby Equity Purchase Agreement (the “SEPA”) and securities purchase agreement (the “Securities Purchase Agreement”), each with YA II PN, Ltd. (“Yorkville”), including exchange caps, issuances and subscriptions based on trading volumes, to continue to access the funds available under the SEPA or the Securities Purchase Agreement and related Convertible Debentures (as defined below) due to certain conditions, restrictions and limitations set forth therein;

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
•operational risks related to Innventure and the Innventure Companies, which have limited or no operating history; and
•the limited liquidity and trading of Innventure’s securities.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. All forward-looking statements in this Form 10-Q are made as of the date hereof, based on information available to Innventure as of the date hereof, and Innventure assumes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

Part I. Financial Information
Innventure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Cash, cash equivalents and restricted cash	$1,375	$11,119
Accounts receivable	237	283
Due from related parties	124	4,536
Inventories	5,220	5,178
Prepaid expenses and other current assets	3,329	3,170
Total Current Assets	10,285	24,286
Investments	33,684	28,734
Property, plant and equipment, net	2,186	1,414
Intangible assets, net	176,750	182,153
Goodwill	436,807	667,936
Other assets	707	766
Total Assets	$660,419	$905,289
Liabilities and Stockholders' Deficit
Accounts payable	$5,061	$3,248
Accrued employee benefits	11,216	9,273
Accrued expenses	3,102	2,478
Related party notes payable - current	—	14,000
Notes payable - current	2,141	625
Patent installment payable - current	700	1,225
Obligation to issue equity	261	4,158
Warrant liability	24,003	34,023
Income taxes payable	500	—
Other current liabilities	340	317
Total Current Liabilities	47,324	69,347
Notes payable, net of current portion	12,346	13,654
Earnout liability	7,470	14,752
Stock-based compensation liability	718	1,160
Patent installment payable, net of current	12,375	12,375
Deferred income taxes	25,454	27,353
Other liabilities	260	355
Total Liabilities	105,947	138,996
Commitments and Contingencies (Note 16)
Mezzanine Equity
Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, 2,885,848 and — shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	28,727	—
Stockholders' Equity
Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, 1,118,808 and 1,102,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 47,103,800 and 44,597,154 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	484,256	502,865
Accumulated other comprehensive (loss) gain	(1,478)	909
Accumulated deficit	(221,285)	(78,262)
Total Innventure, Inc., Stockholders’ Equity	261,498	425,516
Non-controlling interest	264,247	340,777
Total Stockholders' Equity	525,745	766,293
Total Liabilities, Mezzanine and Stockholders' Equity	$660,419	$905,289

See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (in thousands, except share and per share amounts)

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Revenue	$224	$224

Operating Expenses
Cost of sales	184	—
General and administrative	19,676	7,904
Sales and marketing	2,096	1,183
Research and development	6,253	1,669
Goodwill impairment	233,213	—
Total Operating Expenses	261,422	10,756

Loss from Operations	(261,198)	(10,532)

Non-operating (Expense) and Income
Interest expense, net	(1,538)	(405)
Net gain on investments	—	5,189
Net loss on investments - due to related parties	—	(186)
Change in fair value of financial liabilities	16,429	(478)
Equity method investment (loss) gain	(6,756)	5
Realized gain on conversion of available for sale investment	1,507	—
Loss on extinguishment of related party debt	(3,538)	—
Loss on conversion of promissory notes	—	(1,119)
Miscellaneous other income	21	—
Total Non-operating Income	6,125	3,006

Loss before income taxes	(255,073)	(7,526)

Income tax benefit	(1,399)	—
Net Loss	(253,674)	(7,526)
Less: net loss attributable to
Non-redeemable non-controlling interest	(110,677)	(2,307)
Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(142,997)	(5,219)

Basic and diluted loss per share	$(3.10)
Basic and diluted weighted average common shares	46,252,922

Other comprehensive loss, net of taxes:
Unrealized loss on available for sale debt securities - related party	(880)	—
Reclassification of realized gain on conversion of available for sale investments	(1,507)	—
Total other comprehensive loss, net of taxes	(2,387)	—

Total comprehensive loss, net of taxes	(256,061)	(7,526)
Less: comprehensive loss attributable to
Non-redeemable non-controlling interest	(110,677)	(2,307)
Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(145,384)	$(5,219)

See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Unitholders' Deficit (Predecessor)
(Unaudited) (in thousands, except share and per share amounts)

	Class B Preferred	Class B-1 Preferred	Class A	Class C	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total (Deficit) Equity
December 31, 2023	38,122	3,323	1,950	844	(64,284)	—	1,559	(18,486)
Net loss	—	—	—	—	(5,219)	—	(2,307)	(7,526)
Units issued to non-controlling interest	—	—	—	—	—	—	3,503	3,503
Issuance of preferred units, net of issuance costs	7,566	—	—	—	—	—	—	7,566
Unit-based compensation	—	—	—	51	—	—	345	396
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	—	—	—	—	—	8,443	8,443
Accretion of redeemable units to redemption value	—	—	—	—	(4,415)	—	—	(4,415)
March 31, 2024	$45,688	$3,323	$1,950	$895	$(73,918)	$—	$11,543	$(10,519)
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity (Deficit) (Successor)
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity									Mezzanine Equity
	Preferred Stock		Common Stock							Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity	Shares	Amount
December 31, 2024	1,102,000	$—	44,597,154	$4	$502,865	$(78,262)	$909	$340,777	$766,293	—	$—
Net loss	—	—	—	—	—	(142,997)	—	(110,677)	(253,674)	—	—
Series B Preferred Stock buyback	(5,000)	—	—	—	(50)	—	—	—	(50)	—	—
Series B Preferred Stock issued for paid-in-kind dividends	21,808	—	—	—	218	—	—	—	218	—	—
Issuance of common shares, net of issuance costs	—	—	161,964	—	1,927	—	—	—	1,927	—	—
Vesting of earnout shares	—	—	2,344,682	1	873	—	—	—	874	—	—
Other comprehensive gain, net of taxes	—	—	—	—	—	—	(2,387)	—	(2,387)	—	—
Conversion of related party notes	—	—	—	—	—	—	—	—	—	2,310,848	23,108
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—	—	—	575,000	5,663
Non-controlling interest issued and related transfers	—	—	—	—	(26,303)	—	—	33,249	6,946	—	—
Distributions to Stockholders	—	—	—	—	—	(26)	—	—	(26)	—	—
Stock-based compensation	—	—	—	—	4,943	—	—	898	5,841	—	—
Accrued preferred dividends	—	—	—	—	(217)	—	—	—	(217)	—	(44)
March 31, 2025	1,118,808	$—	47,103,800	$5	$484,256	$(221,285)	$(1,478)	$264,247	$525,745	2,885,848	$28,727
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash Flows Used in Operating Activities
Net loss	$(253,674)	$(7,526)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	5,841	396
Interest income on debt securities - related party	(91)	—
Change in fair value of financial liabilities	(16,429)	478
Change in fair value of payables due to related parties	—	186
Non-cash interest expense on notes payable	510	230
Net (gain) loss on investments	—	(5,189)
Equity method investment gain (loss)	6,756	(5)
Realized gain on conversion of available for sale investments	(1,507)	—
Loss on extinguishment of related party debt	3,538	—
Loss on conversion of promissory notes	—	1,119
Deferred income taxes	(1,899)	—
Depreciation and amortization	5,548	—
Goodwill impairment	233,213	—
Payment of patent installment	(525)	—
Non-cash rent costs	61	—
Other, net	—	67
Changes in operating assets and liabilities:
Accounts receivable	46	—
Prepaid expenses and other current assets	(122)	(136)
Inventory	(42)	—
Accounts payable	1,587	1,234
Accrued employee benefits	1,943	1,329
Accrued expenses	565	488
Stock-based compensation liability	(442)	—
Income taxes payable	500	—
Other current liabilities	(73)	(68)
Net Cash Used in Operating Activities	(14,696)	(7,397)

Cash Flows Used in Investing Activities
Investment in available-for-sale debt securities - equity method investee	(2,337)	—
Advances to equity method investee	—	(2,540)
Acquisition of property, plant and equipment	(917)	(640)
Net Cash Used in Investing Activities	(3,254)	(3,180)

Cash Flows Provided by Financing Activities
Proceeds from issuance of equity, net of issuance costs	3,675	7,116
Proceeds from the issuance of equity to non-controlling interest, net of issuance costs	4,907	3,503
Payment of debts	(300)	(460)
Distributions to Stockholders	(26)	—
Payment of promissory notes to related parties	—	—
Repurchase of Preferred Stock	(50)	—
Cash Flows Provided by Financing Activities	8,206	10,159

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(9,744)	(418)
Cash, Cash Equivalents and Restricted Cash Beginning of period	11,119	2,575
Cash, Cash Equivalents and Restricted Cash End of period	$1,375	$2,157

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Supplemental Cash Flow Information
Cash paid for interest	$1,127	$55
Supplemental Disclosure of Noncash Financing Information
Accretion of redeemable units to redemption value	—	4,415
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	7,324
Conversion of working capital loans to equity method investee into investments in debt securities - related party	4,375	—
Extinguishment of debt with Series C Preferred Stock	14,000	—
Contribution of Series C Preferred Stock to equity method investee	5,783	—
Conversion of AFX available-for-sale term loan into equity method investments	8,757	—
Issuance of stock in exchange for services	4,002	—
Equity reallocation between non-controlling interest and additional paid-in capital	26,304	—
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Note 1. Nature of Business
Unless the context otherwise requires, references herein to "Innventure", "we", "us", "our" and "the Company" refer to the business and operations of Innventure LLC and its consolidated subsidiaries (the “Predecessor”) for all periods prior to the Closing (as defined below) and to the business and operations of Innventure, Inc., and its consolidated subsidiaries (the “Successor”) for all periods after Closing. All balance sheet amounts presented are for Successor periods.

Innventure founds, funds, and operates companies with a focus on transformative, sustainable technology solutions that we acquire or license from technology innovators, which are typically MNCs. As owner-operators, our goal is to take what we believe to be breakthrough technologies from evaluation to scaled commercialization utilizing an approach designed to help mitigate risk in collaboration with the MNCs (our channel partner(s)), as we build disruptive companies that we believe have the potential to achieve a target enterprise value of at least $1 billion. We define ‘‘disruptive’’ as innovations that, in our opinion, have the ability to significantly change the way businesses, industries, markets, and/or consumers operate. Innventure, Inc., is headquartered in Orlando, Florida.

Business Combination

As further discussed in our 2024 Annual Report, on October 2, 2024 (the “Closing Date” or “Closing”), Learn CW Investment Corporation (“Learn CW”), a Cayman Islands exempted company, and Innventure LLC, a Delaware limited liability company, consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement previously entered into on October 24, 2023. Following the Closing, both Learn CW and Innventure LLC became subsidiaries of Learn SPAC HoldCo, Inc. (“Holdco”), a Delaware corporation and direct, wholly-owned subsidiary of Learn CW prior to Closing. Holdco changed its name to “Innventure, Inc.” and became a publicly traded company. Holdco was determined to be the accounting acquirer. Innventure, Inc., and its subsidiaries are the successor to Innventure LLC following the Business Combination.

The information provided in this Quarterly Report on Form 10-Q reflects two distinct periods, the period up to the Closing Date labeled as the Predecessor and the period including and after that date labeled as the Successor. The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting as of the Closing Date, the accompanying condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

Note 2. Accounting Policies
Basis of Presentation
These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's most recent annual audited consolidated financial statements and notes thereto. These condensed consolidated financial statements have been prepared in accordance with the instructions for the Securities and Exchange Commission’s (“SEC’s”) Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to rules and regulations of the SEC, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of results of operations and financial position, have been included.
We use the same accounting policies in preparing quarterly and annual financial statements.
During the three months ended March 31, 2025 (Successor), we identified an error and recorded an immaterial out of period adjustment of $10,464 to correct an overstatement of Additional paid-in capital, an immaterial out of period adjustment of $4,454 to correct understatement of Net loss attributable to Innventure, Inc. stockholders and

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
an immaterial out of period adjustment of $14,918 to correct an understatement of Non-controlling interest. The impact of the adjustments are not material to the condensed consolidated financial statements for any interim or annual periods prior to March 31, 2025 nor the current financial period. The out of period adjustment to Additional paid-in capital is included in the Non-controlling interest issued and related transfers within the consolidated statements of changes in mezzanine and stockholders' equity (deficit) and the adjustment related to Net loss attributable to Innventure, Inc. within Comprehensive loss attributable to Non-redeemable non-controlling interest on the condensed consolidated statements of operations and comprehensive income (loss).
Reclassifications
Certain amounts reported previously have been reclassified to conform to the current year presentation with no effect on total stockholders' deficit, or net income as previously reported.
Going Concern
As of March 31, 2025, the Company had cash balance of $1,375, accumulated deficit of $221,285 and a working capital deficit of $37,039. During the three months ended March 31, 2025 (Successor), the Company incurred a net loss of $253,674. We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we continue to have an ongoing need to raise significant additional cash from outside sources to sustain our operations and fund our growth plans.
In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from public or private equity or debt financing (including the SEPA), or otherwise generate sufficient revenues from our Operating Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities, it could result in substantial dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our Common Stock. See “Item 1A. Risk Factors – Risks Related to Innventure’s Business – There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.” in our 2024 Annual Report.
We can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to us, if at all. If subsequent capital raises or revenues from operations at the Innventure Companies are insufficient to bridge financial and liquidity shortfalls (or both), there would likely be a material adverse effect on our business and financial condition that would materially adversely affect our ability to continue as a going concern.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date of the accompanying condensed consolidated financial statements are issued; however, the above conditions raise substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will improve our operating results.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
2023-07"), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The amendments in ASU 2023-07 are effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has made the required disclosures related to this ASU within Note 17. Business Segment Data.
Recently Issued But Not Yet Adopted Accounting Standards
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This standard modifies the disclosure or presentation requirements of a variety of topics and aligns requirements with the SEC’s existing disclosure requirements. ASU 2023-06 is effective on the date each amendment is removed from Regulation S-X or Regulation S-K with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments but does not anticipate the adoption of the new guidance will have a material impact on the Company’s condensed consolidated financial statements. The Company will continue to evaluate the impact of this guidance on its condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). In January 2025, the FASB issued Clarifying the Effective Date (“ASU 2025-01”) to add some clarity around the effective date of the guidance. ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its condensed consolidated financial statements.
Note 3. Investments

	March 31, 2025	December 31, 2024
Equity-method investments	$25,331	$17,547
Investment in debt securities - AFS	8,353	11,187
Total Investments	$33,684	$28,734
Equity-method investments
ESG Fund
The Innventus ESG Fund I, L.P. (the “ESG Fund”) is an investment company that follows a specialized basis of accounting established by GAAP. The Company’s general partnership interest in the ESG Fund is substantially illiquid. While the ESG Fund’s holdings are accounted for at fair value, the equity-method investment in the ESG Fund is adjusted to reflect the fair value of the underlying investments of the ESG Fund as of March 31, 2025 and December 31, 2024. The fair value of the underlying investments in the ESG Fund is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
AeroFlexx
The Company held a 38% and 34% equity method investment interest in AeroFlexx as of March 31, 2025 and December 31, 2024, respectively.

Investment in debt securities - Available for Sale (“AFS”)
On July 1, 2024, the Company entered into a loan agreement with AeroFlexx under which the Company will lend up to $10,000 to AeroFlexx.
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
During 2024, the Company lent AeroFlexx the entire $10,000 principal balance under this agreement. As of January 1, 2025, AeroFlexx was unable to raise any additional equity financing, therefore the outstanding principal and unpaid accrued interest with an amount equal to the equity deficit of $7,250 was automatically converted into Class D preferred units of AeroFlexx at the price of $6.83 per share in accordance with the loan agreement. Upon conversion, a realized gain of $1,507 was recognized for the three months ended March 31, 2025 (Successor) and is included in non-operating income in the condensed consolidated statements of operations and comprehensive income (loss).
During the three months ended March 31, 2025 (Successor), $4,375 was reclassified from Due from related parties under the term loan and $2,337 was drawn down by AeroFlexx under the term loan. The total balance drawn as of March 31, 2025 was $9,629.
The Company accounted for the loans as an investment in debt securities and classified them as available for sale debt securities. Based on the AFS classification, the Company records this investment at fair value at each reporting date and as such recorded the changes in fair value of these loans (including the adjustment to fair value at inception date) in Other comprehensive income ("OCI").
As the contractual maturity of the loan is in 2026, it is included in the non-current line item Investments of the condensed consolidated balance sheets. The change in fair value of this investment in debt securities of $880 for the three months ended March 31, 2025 (Successor) is included as Unrealized loss on available for sale debt securities - related party in the condensed consolidated statements of operations and comprehensive income (loss).
Note 4. Fair Value
Fair Value Hierarchy
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in debt security - AFS	$—	$—	$8,353	$8,353

Liabilities:
Earnout liability	$—	$—	$7,470	$7,470
WTI warrant liability			13,350	13,350
Private placement warrant liability	—	10,653	—	10,653

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs( Level 3)	Total
Assets:
Investment in debt security - AFS	$—	$—	$11,187	$11,187

Liabilities:
Earnout liability	—	—	14,752	14,752
WTI warrant liability	—	—	17,230	17,230
Private placement warrant liability	$—	$16,793	$—	$16,793
Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis for the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor), respectively, are as follows:

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

	Embedded Derivative Liability	Investment in debt securities - AFS	Earnout Liability	WTI Warrant Liability
Balance as of January 1, 2024 (Predecessor)	$1,994	$—	$—	$—
Settlement	(2,472)	—	—	—
Change in fair value	478	—	—	—
Balance as of March 31, 2024 (Predecessor)	$—	$—	$—	$—

Balance as of January 1, 2025 (Successor)	$—	$11,187	$14,752	$17,230
Additions	—	6,803		—
Settlement	—	(8,757)	(873)	—
Change in fair value	—	(880)	(6,409)	(3,880)
Balance as of March 31, 2025 (Successor)	$—	$8,353	$7,470	$13,350
There were no transfers in or out of levels during the three months ended March 31, 2025 (Successor) nor for the three months ended March 31, 2024 (Predecessor).

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The following table summarizes the significant unobservable inputs (Level 3):

Principal Valuation Techniques	Unobservable Inputs	March 31, 2025	December 31, 2024
Investment in debt securities - AFS:
Black-Scholes model	Volatility		120%
	Time to liquidity		2 years
	Discount for lack of marketability		31.00%
	Weighted average cost of capital		45.00%
	Risk-free rate		4.23%
Discounted Cash Flows	AeroFlexx yield	13.88%
Earnout Shares:
Geometric Brownian Motion	Term	6.5 years	6.8 years
	Stock price	$7.71	$13.85
	Volatility	57.00%	56.00%
	Risk-free rate	4.02%	4.42%
	Dividend yield	—%	—%
	Revenue risk premium	30.30%	36.10%
	Revenue volatility	157.50%	176.00%
WTI Warrants:
Geometric Brownian Motion	Stock price	$7.71	$13.85
	Stock price volatility	57.00%	56.00%
	Credit spread	22.20%	18.80%
As further discussed in Note 3. Investments, an outstanding principal and accrued interest of $7,250 for the investment in debt securities - AFS was automatically converted into Class D preferred units in accordance with the loan agreement. Prior to the conversion, the fair value was estimated using a Black Scholes model. Post conversion, the fair value is estimated using a discounted cash flow model by discounting the contractual debt cash flows at a rate incorporating the credit risk of AeroFlexx.
For further information on the Earnout Shares and WTI Warrants, refer to Note 9. Earnout Shares and Note 10. Warrants, respectively.
Note 5. Borrowings

	Maturities	March 31, 2025	Interest Rates	December 31, 2024	Interest Rates
Series 1 promissory notes	2025 - 2026	$425	15%	$725	12% - 15%
Related party notes	2024 - 2025	—		14,000	8% - 15.99%
WTI Facility	2028	20,000	13.50%	20,000	13.50%
Total Notes Payable		20,425		34,725
Less: unamortized debt discount		(5,938)		(6,446)
Less: current portion of related party notes payable		—		(14,000)
Less: current portion of notes payable		(2,141)		(625)
Total Long-term Notes		$12,346		$13,654

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The Company's debt is carried on a historical cost basis net of unamortized discounts and premiums. Costs associated with acquiring debt are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the debt as a debt discount. Discounts on debt are amortized over the contractual life of the related debt instrument using the effective interest method (unless otherwise specified below) and are included in Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss).
The Company’s notes payable, excluding debt issuance costs, mature as follows:

Year Ending December 31,	Amount
2025 (remaining 9 months)	$303
2026	7,317
2027	8,244
2028	4,561
Total Debt	$20,425
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
Extensions on Series 1 promissory notes were as follow:

		Successor	Predecessor
	Interest Rate	Three months ended March 31, 2025	Three months ended March 31, 2024
Principal amount of 1st extension promissory notes	12%	$—	$122
Principal amount of 2nd extension promissory notes	15%	$122	$300
Interest expense on Series 1 promissory notes was as follows:

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Interest attributable to contractual interest	$32	$55
Related Party Notes
The Company entered into unsecured promissory notes with two related parties, the first on August 20, 2024, for a principal amount of $10,000, and the second on August 22, 2024, for a principal amount of $2,000. The Company entered into amended and restated agreements to amend the terms of these unsecured promissory notes on October 1, 2024. As per the original agreements, the note with the first party contained a loan fee of $1,000 which was payable with the repayment of the principal amount of the note and the note with the second party contained interest at the rate of 11.50% per annum. These notes were subsequently amended on October 1, 2024.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
As per the amended note with the first party, the maturity date was extended to the earlier of (i) January 31, 2025 and (ii) the first business day following the date on which the Company has sufficient capital to be able to repay all amounts outstanding under the note and otherwise meet its expected working capital needs as determined by the Company in its reasonable discretion. The loan fee of $1,000, required under the original agreement, became due on or around the amendment date and interest will accrue at the rate of 15.99% per annum until paid. The amendment was accounted for as a troubled debt restructuring as the Company was provided a concession through a decrease in the effective interest rate. However, no gain or loss was recognized as a result.
As per the amended note with the second party, the maturity date was extended to January 31, 2025 and the interest rate was increased to 13.50% per annum. Additionally, $1,000 of the principal amount became due on or around the amendment date.
Interest expense on the related party notes was as follows:

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Total interest expense	$515	$—
In addition to the related party notes above, the Company also has a related party note for $1,000 through an unsecured promissory note with an additional related party dated May 2, 2024. As per the terms of the executed agreement, the principal amount became due on December 21, 2024 and interest will accrue at the rate of 8.00% per annum. Upon maturity, the Company is required to repay the outstanding principal amount of $1,000 and a loan fee equal to approximately $63.
On March 20, 2025, in connection with the issuance of Series C Preferred Stock (as defined below), the Company extinguished the outstanding amount of related party notes. The Company recognized a loss of $3,538 in Loss on extinguishment of related party debt on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 (Successor).
WTI Facility
On October 22, 2024, the Company entered into a term loan with WTI Fund X, Inc. and WTI Fund XI, Inc., (collectively, “WTI Lenders”). The terms of the loan provides for a term loan facility in the aggregate principal amount of up to $50,000 (the "WTI Facility"). The total aggregate principal was available in three separate tranches subject to the Company meeting certain conditions. The Company received $20,000 (the “First Tranche”) on November 15, 2024. The First Tranche, principal and interest, shall be repaid over a period of 30 months in equal, monthly installments, commencing after an initial 12-month period of interest-only monthly payments, resulting in a total term of 42 months. The interest rate on the outstanding principal amounts under the WTI Facility for the three months ended March 31, 2025 (Successor) was 13.50%.
Borrowings under the WTI Facility will accrue interest at a rate per annum equal to the greater of (i) the “prime rate” of interest, as published by The Wall Street Journal on the date that the WTI Lenders prepare the promissory notes for the borrowings under such tranche, plus 5% and (ii) 13.50% and will amortize, after an interest-only period of twelve months in the case of the First Tranche in equal monthly installments over a period of thirty months. Obligations are secured by a lien on the majority of the assets of Innventure LLC and Innventure, Inc.
In connection with the WTI Facility, the Company issued WTI Warrants to the WTI Lenders (as further defined and described in Note 10. Warrants). The Company accounted for each of the WTI Warrants as detachable warrants at their fair value. The fair value of the WTI Warrants was recorded as a liability and as a discount to the WTI Facility on the condensed consolidated balance sheets. The Company is amortizing the discount over the term of the WTI Facility using the straight-line method.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Interest expense on this facility was as follows:

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Interest attributable to contractual interest	$675	$—
Interest attributable to amortization of issuance costs	508	—
Total interest expense	$1,183	$—
Convertible Debentures
On March 25, 2025, the Company entered into a securities purchase agreement related to the issuance and sale of convertible debentures (“Convertible Debentures”) with an aggregate principal amount of up to $30,000. These Convertible Debentures will be convertible into shares of the Company’s common stock, $0.0001 par value, (“Common Stock”) (as converted, the “Conversion Shares”). The Company will issue the aggregate principal amount of Convertible Debentures in two tranches tied to separate reporting and filing requirements. As of March 31, 2025, the Company had not yet met the required reporting and filing requirements and therefore had not issued these Convertible Debentures. See Note 18. Subsequent Events for further details on this agreement.

Note 6. Inventories

	March 31, 2025	December 31, 2024
Raw materials	$2,848	$2,974
Work in process	286	50
Finished goods	2,086	2,154
Total inventories	$5,220	$5,178
Note 7. Property, Plant and Equipment

	March 31, 2025	December 31, 2024
Leasehold improvements	$871	$548
Machinery & equipment	1,524	664
Computers & office equipment	14	14
Construction in progress	—	266
Property, plant and equipment, gross	2,409	1,492
Less: Accumulated depreciation	(223)	(78)
Property, plant and equipment, net	$2,186	$1,414
Note 8. Goodwill and Intangible Assets
Goodwill

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

Balance as of December 31, 2024	$667,936
Impairment	(233,213)
Other	2,084
Balance as of March 31, 2025	$436,807
In addition to annual impairment testing of goodwill, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization and general industry, market and macroeconomic conditions. During the three months ended March 31, 2025 (Successor), the Company recorded a $233,213 non-deductible, non-cash goodwill impairment charge within the condensed consolidated statements of operations and comprehensive income (loss) due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market during late February and March.

The Company’s March 31, 2025 goodwill impairment testing was performed using the income approach via a discounted cash flow model. The income approach estimates fair value by converting future cash flows to a current amount on the measurement date after taking into consideration marketplace conditions. Assumptions including discount rate and estimated future cash flows had a significant impact to the estimated fair value of the reporting unit.

In the event there are further adverse changes in the Company’s projected cash flows or further changes in key assumptions, including but not limited to an increase in the discount rate and further decline in the Company’s stock price, the Company may be required to record additional non-cash impairment charges to goodwill. Such non-cash charges could have a material adverse effect on the Company’s condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated balance sheets in the reporting period of the charge.
Other intangible assets, net

	March 31, 2025				December 31, 2024
Intangible Asset	Weighted-Average Amortization Period Remaining (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	15.5	17,800	(555)	17,245	17,800	$(277)	$17,523
Customer relationships	2.5	4,600	(765)	3,835	4,600	$(382)	$4,218
Developed technology	8.8	165,100	(9,457)	155,643	165,100	$(4,718)	$160,382
Other finite-lived intangible assets	2.7	30	(3)	27	30	—	$30
Total intangible assets		$187,530	$(10,780)	$176,750	$187,530	$(5,377)	$182,153
There were no intangible assets on the condensed consolidated balance sheets during the Predecessor periods; therefore, no amortization expense was recognized. Amortization expense was $5,403 for the three months ended March 31, 2025 (Successor) and is recorded within General and administrative and Research and development on the condensed consolidated statements of operations and comprehensive income (loss).
Estimated future amortization expense is as follows:

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

Amortization Expense
2025 (excluding the first three months of fiscal year 2025)	$16,212
2026	21,616
2027	21,234
2028	20,073
2029	18,853
2030 and thereafter	78,762
Total	$176,750
Note 9. Earnout Shares
As further discussed in our 2024 Annual Report, upon Closing of the Business Combination, 5,000,000 “Company Earnout Shares” were contingently issuable and 344,828 “Sponsor Earnout Shares” were issued subject to clawback provisions. The Company Earnout Shares and the Sponsor Earnout Shares are collectively referred to as the “Earnout Shares” and are subject to certain vesting provisions.
On January 7, 2025, a total of 344,828 Sponsor Earnout Shares fully vested and were no longer subject to contingencies as the Company’s public stock price had surpassed $11.50 for twenty consecutive days, thereby fulfilling the vesting provision for the Sponsor Earnout Shares. These vesting conditions are not effective on the Company Earnout Shares until 6 months following the Business Combination.
On January 8, 2025, the Board formally recognized the creation of the Refinity subsidiary, thereby meeting the milestone two conditions for the Company Earnout Shares. As such, 2,000,000 shares of Common Stock were issued on February 4, 2025 as a result of the satisfaction of the milestone.
The Earnout Shares related to milestone three are liability classified and were fair valued at $7,470 and $14,752 as of March 31, 2025 and December 31, 2024, respectively. The Company recognized a gain of $6,409 in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 (Successor).
Note 10. Warrants

	Number of Public Warrants	Number of Private Warrants	Number of WTI Warrants
Outstanding, December 31, 2024 (Successor)	11,240,688	7,146,000	2
Exercised	—	—	—
Issued	—	—	—
Outstanding, March 31, 2025 (Successor)	11,240,688	7,146,000	2
There were no warrants outstanding during the three months ended March 31, 2024 (Predecessor).
Public Warrants
The Company’s equity-classified public warrants were measured at fair value at Closing using the warrant price at Closing and will not be subsequently re-measured. The public warrants will expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share.
Private Placement Warrants

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The Company’s liability-classified private placement warrants are measured at fair value based on the price of the public warrants (Level 2 fair value measurement). The private placement warrants will expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share. As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), the fair value of the private placement warrants is $10,653 and $16,793, respectively, and is presented as a current liability in the condensed consolidated balance sheets. For the three months ended March 31, 2025 (Successor), the Company recognized a gain of $6,140 in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss).
WTI Warrants
On October 22, 2024, in connection with the WTI Facility, the Company issued warrants (the "WTI Warrants") to the WTI Lenders. The WTI Warrants are considered freestanding financial instruments and are recorded at fair value on the condensed consolidated balance sheets as a warrant liability in the amount of $13,350 and $17,230 as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively. For the three months ended March 31, 2025 (Successor), the Company recognized a gain of $3,880 in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.
Note 11. Mezzanine and Stockholders' Equity
For periods prior to the Business Combination on October 2, 2024, the Predecessor had Class B Preferred Units, Class B-1 Preferred Units, Class A Units and Class C Units issued and outstanding. In connection with the Business Combination, the Successor acquired all membership interests that were in existence for the Predecessor.
Preferred Stock
The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share.
Series B Preferred Stock
As of March 31, 2025, 3,000,000 shares of the authorized preferred stock are designated as Series B preferred stock (“Series B Preferred Stock”).
Series B Preferred Stock is entitled to an 8% annual rate dividend. On March 19, 2025, the Company distributed 21,808 shares of Series B Preferred Stock to represent $218 in cumulative dividends for Series B Preferred Stock, covering the period from the initial issue date, as defined in the Certificate of Designation, to December 31, 2024, as a payment in kind at the specified rate. As a result, the Company had a total of 1,118,808 shares of Series B Preferred Stock issued and outstanding as of March 31, 2025. As of March 31, 2025, the Company accrued $217 for the 8% dividend in the Obligation to issue equity on the condensed consolidated balance sheets.
Series C Preferred Stock
As of March 31, 2025, 5,000,000 shares of the authorized preferred stock are designated as series C preferred stock (the “Series C Preferred Stock”). On March 24, 2025, Innventure issued 2,885,848 shares of Series C Preferred Stock at the original issue price for a total amount of $28,858,480. The consideration received by the Company was in the form of cash, services rendered and the cancellation of related party debt. The Series C Preferred Stock is subject to similar terms and conditions as the Series B Preferred Stock and is contingently redeemable for Common Stock and is recorded in mezzanine equity as of March 31, 2025. As a result, the Company had a total of 2,885,848 shares of Series C Preferred Stock issued and outstanding as of March 31, 2025. As of March 31, 2025, the Company accrued $44 for the 8% dividend in the Obligation to issue equity on the condensed consolidated balance sheets.
Common Stock

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The Company is authorized to issue 250,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of March 31, 2025 there were 47,103,800 shares of Common Stock issued and outstanding.
Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville. This agreement became effective concurrently with the Business Combination.
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
For the three months ended March 31, 2025 (Successor), the Company sold 73,993 shares of Common Stock under the SEPA, raising $931 which is classified within Issuance of common shares, net of issuance costs in the consolidated statements of changes in mezzanine and stockholders' equity (deficit). As of March 31, 2025, the maximum remaining availability under the SEPA is approximately $72,000.
Service Provider Shares

In December 2023, the Company entered into an agreement to receive financial advisory services in exchange for equity. Upon Closing of the Business Combination, the Company became liable for $441 of Common Stock divided by the conversion price of $10.87, resulting in 40,552 shares. In connection with the closing of the WTI Facility mentioned in Note 5. Borrowings, the Company became liable for $500 worth of Common Stock calculated as the volume-weighted average price of the Common Stock over the five consecutive trading days ending on the trading day immediately preceding November 15, 2024, $11.13, for a total of 44,919 shares. On February 3, 2025, the Company has issued the aggregate 85,471 shares of Common Stock for services rendered.

In October 2023, the Company entered into an agreement to receive financial advisory services in exchange for equity. Upon Closing of the Business Combination, the Company was obligated to pay a success fee in cash in an amount of $600 and equity success fee in $3,000 of Series C Preferred Stock at $10.00 per share. On March 24, 2025, the Company issued the 300,000 shares of Series C Preferred Stock for services rendered.

Note 12. Stock-based Compensation
2024 Equity and Incentive Compensation Plan
Restricted Stock Units
During the three months ended March 31, 2025 (Successor), the Company recognized compensation costs related to the restricted stock units of $3,916 in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2025, the Company had $19,325 in stock-based compensation expense remaining to be recognized over approximately 1.5 years.
Stock Options
On February 26, 2025, the Company issued 140,000 stock options to two independent contractors through two separate agreements. The stock options were granted with an exercise price of $8.84. Using the Black-Scholes option pricing model, the estimated grant date fair value of stock options was $4.97 per option based on an expected volatility of 56%, an expected option term of approximately 5.9 years, and risk-free rate of return of 4.06%. The stock options have a maximum contractual life of 10 years from the grant date.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

During the three months ended March 31, 2025 (Successor), the Company recognized compensation costs related to the stock options of $1,027 in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2025, the Company had $5,732 in compensation expense remaining to be recognized over approximately 1.7 years.
Stock Appreciation Rights
In 2024, the Company issued 30,000 cash-settled stock appreciation rights (“SARs”) which were recognized at their fair value as of the date of the grant. These SARs entitle participants to cash equal to the value of the appreciation in Accelsius’ stock price over the base price established of $12.175. These cash-settled SARs are liability classified and are revalued at each reporting period. The SARs were valued using the Black-Scholes option-pricing model based on an expected volatility of 70%, an expected term of approximately 1.75 years, and risk-free rate of return of 4%. The Company recognized a decrease in compensation expense in the amount of $442 in relation to the change in fair value of the cash-settled SARs for the three months ended March 31, 2025 (Successor).

Subsidiary Equity Plans
Accelsius Subsidiary Equity Plan
During the three months ended March 31, 2025 (Successor) there were no Class C units granted under the Accelsius Subsidiary Equity Plan. During the three months ended March 31, 2024 (Predecessor), there were 129,700 Class C units granted with a grant date fair value per share of $4.41.
The Company recognized compensation costs related to the Accelsius Subsidiary Equity Plan of $898 and $345 for the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor), respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2025, the Company had $6,673 in unit-based compensation expense remaining to be recognized over approximately 2.21 years.
Note 13. Income Taxes
During the three months ended March 31, 2025 (Successor), the Company recognized income tax benefits of $1,399. During the three months ended March 31, 2024 (Predecessor), no income tax provision or expense was recorded.
For interim tax reporting, the Company estimated one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date pre-tax book loss. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. The effective tax rate for the three months ended March 31, 2025 (Successor) was a benefit of 0.55% driven primarily by the impact of the goodwill impairment, which is not deductible for tax purposes.
Note 14. Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common shares and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of Series B Preferred Stock, Series C Preferred Stock and WTI Warrants, which are determined to be participating securities, do not have a contractual obligation to fund losses, undistributed net losses are not allocated to them for purposes of the loss per share calculation.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Given the historical structure of the Predecessor, the Company determined that the calculation of earnings per membership unit results in values that are not a valuable metric to users of these consolidated financial statements. Therefore, earnings per share (“EPS”) information is omitted for the Predecessor periods.
Presented in the table below is a reconciliation of the numerator and denominator for the EPS calculations for the three months ended March 31, 2025 (Successor):

Successor
Three months ended March 31, 2025
Numerator:
Net loss attributable to Innventure, Inc., shareholders	$(142,997)
Less: Cumulative earnings to participating securities	259
Undistributed loss for participating securities	(143,256)
Less: Undistributed loss attributable to participating securities	—
Net Loss attributable to common shareholders, basic and diluted	$(143,256)

Denominator:
Weighted average number of units outstanding, basic and diluted	46,253
Net loss per share attributable to common shareholders, basic and diluted	$(3.10)
Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential Common Stock outstanding would have been anti-dilutive.
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of Common Stock for the periods presented because including them would have been antidilutive:

Successor
March 31, 2025
Public warrants	11,240,688
Private placement warrants	7,146,000
WTI Warrants	1,000,000
Series B Preferred Stock	895,047
Series C Preferred Stock	3,733,547
Share options	1,115,409
RSUs	2,036,476
SARs	320,000
Note 15. Related Party Transactions
As more fully described in Note 5. Borrowings, the Company has various notes with affiliates, including short-term notes with three separate related parties which were settled on March 20, 2025. In addition, the Company had a convertible note to the ESG Fund as part of the 2025 Notes which was converted during the three months ended March 31, 2024 (Predecessor).
Transactions with Directors
As more fully described in Note 12. Stock-based Compensation, the Company issued various equity awards to related parties throughout 2024. On December 9, 2024, the Company issued 1,246,722 restricted stock units

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
(“RSUs”) with a grant date fair value of $15,210 and 590,163 stock options with a grant date fair value of $3,913 to a cumulative of eight directors. On December 31, 2024, the Company issued 200,000 SARs with a grant date fair value of $7,820 to four directors and former directors. On March 22, 2024, the Company issued 100,000 Class C Units with a grant date fair value of $441 to one director under the Accelsius Subsidiary Equity Plan.
Transactions with the ESG Fund
As more fully described in Note 2. Accounting Policies in our 2024 Annual Report, the Company earns a 1-2% management fee for administrative, finance and accounting, and other back-office functions from the ESG Fund. Management fees earned from the ESG Fund were $196 for the three months ended March 31, 2025 (Successor), and $197 for the three months ended March 31, 2024 (Predecessor), which is recorded as Revenue in the condensed consolidated statements of operations and comprehensive income (loss).
In March 2021, the Company entered into a purchase option agreement with the ESG Fund to sell 145,161 shares of PureCycle Technologies, Inc. (“PCT”) common stock with an exercise price of $1. The option period would have expired on July 22, 2024 and the Company measured the derivative liability at fair value, as further described in Note 4. Fair Value. The option was exercised in March 2022 and the shares are subject to the lock-up provisions. The liability due to the ESG Fund was derecognized as a result of the Business Combination.
Transactions with AeroFlexx
On March 24, 2025, the Company issued 578,294 shares of Series C Preferred Stock to settle AeroFlexx’s debt with a related party. The Company considers the stock issuance to be an investment in AeroFlexx of $5,783 which was recorded in the condensed consolidated balance sheets.
Note 16. Commitments and Contingencies
PCT Guaranty
On April 22, 2020, the Company entered into a guaranty with a counterparty to unconditionally guarantee PCT’s obligation to reimburse a $5,000 prepayment upon PCT’s failure to meet certain performance thresholds. Performance thresholds include the commission and construction of a plant. The guaranty has no expiration. The total amount paid by the Company under the guaranty is $0 and total interest paid is $0. As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), there was no principal outstanding under the guaranty.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
and set off against any royalty payments (described below) which may become due. As such, these installment payments serve as minimum amounts due to the MNC each calendar year.
Minimum royalties included in Patent installment payables on the condensed consolidated balance sheets are due as follows:

Years Ending December 31,	Amount
2025	$700
2026	825
2027	825
2028	825
2029	825
Thereafter	9,075
Total	$13,075
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
License and Royalty Commitments
On December 12, 2024, the Company entered into a license agreement (the “Technology License”) with a third party to obtain exclusive rights to use certain know-how, patents, and data relating to processes for the gasification of plastic waste (the “Gasification Technology”). Ownership of the Gasification Technology will transfer to the Company for a fee of $500 contingent upon achievement of a commercial milestone, which is not yet probable.
The Company is committed to pay a semi-annual fee of $65 until ownership transfers or the Gasification Technology is no longer licensed, which is accrued on a monthly basis. During the three months ended March 31, 2025 (Successor), $33 related to the Gasification Technology was recognized within General and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
The Company is committed to pay annual royalties based on Refinity-related gross sales and licensing revenue starting in 2025. As of March 31, 2025, no royalty payments were made to the third party.

Framework Agreement

On January 22, 2025, Refinity entered into the Framework Agreement (“Framework Agreement”) with a third party to obtain research services focusing on the further development and optimization of the Gasification Technology.

Refinity agreed to pay a minimum fee of €2,000 for the period beginning January 22, 2025 and ending April 30, 2026 (“Year 1”), and €3,000 for the period beginning May 1, 2026 and ending April 30, 2027 (“Year 2”); provided that, if the third party is unable to provide all of the services contemplated to be provided during Year 1 due to its resource constrains, any unused portion of the minimum fee for Year 1 will be deferred to Year 2 and added to the Year 2 minimum fee. Expenses for services from contracts under the Framework Agreement are recognized as incurred and are applied to the minimum fee.

Note 17. Business Segment Data
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) of the Company. The CODM makes operating decisions, allocates resources and assesses performance based on review of historical and potential future product sales, operating expenses, and net income (loss).

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
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
The following table presents information about the Company’s Technology segment for the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor). The information includes the significant expense categories and amounts regularly provided to the CODM for the reportable segment, which may reflect a different presentation than amounts presented elsewhere in the condensed consolidated financial statements. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the Technology segment.

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Revenue	$1	$—
Interest income	4	—

Cost of sales	$184	$—
Employee costs	4,287	2,629
Facilities, equipment & supplies	381	218
General and administrative	2,395	142
Outside services	308	237
Research and development	4,345	653
Sales and marketing	284	164
Depreciation expense *	145	6
Interest expense	127	436
Income tax expense (benefit)	(1,459)	—
Goodwill impairment	233,213	—
Other **	104	1,644
Total Expenses	$244,314	$6,129

Net Loss	$(244,309)	$(6,129)
* Represents depreciation not already included in Cost of sales.
** Other - change in fair value of financial liabilities, loss on conversion of promissory notes, travel and other miscellaneous expenses.
The following table reconciles the reportable segment to amounts reflected in our condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Revenues:
Technology	$1	$251
Other	250	—
Elimination of management services provided to Technology	(27)	(27)
Consolidated Revenues	$224	$224

Interest Expense:
Technology	$127	$436
Other	1,635	55
Consolidated Interest Expense	$1,762	$491

Interest Income:
Technology	$4	$—
Other	220	86
Consolidated Interest Income	$224	$86

Depreciation and Amortization Expense:
Technology	$5,548	$6
Other	—	—
Consolidated Depreciation and Amortization Expense	$5,548	$6

Net Loss:
Technology	$(244,309)	$(6,129)
Other	(9,365)	(1,397)
Consolidated Net Loss	$(253,674)	$(7,526)

Capital Expenditures:
Technology	$917	$640
Other	—	—
Consolidated Capital Expenditures	$917	$640
All long-lived assets are located entirely in the United States. Segment assets are not reviewed by the CODM and therefore are not disclosed.
Note 18. Subsequent Events
In connection with the preparation of the condensed consolidated financial statements and related disclosures for the period ended March 31, 2025, management has evaluated events through May 15, 2025, which is the date the condensed consolidated financial statements were available to be issued. Events occurring after March 31, 2025 are:

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
On April 14, 2025, the Company issued the first tranche of Convertible Debentures with a principal amount of $20,000 in accordance with the Securities Purchase Agreement further described in Note 5. Borrowings. These Convertible Debentures resulted in gross proceeds to the Company of approximately $18,000, representing an original issue discount of 10%.
On April 14, 2025, the Company issued warrants to purchase up to 300,000 shares of Common Stock to the WTI Lenders in connection with the securities purchase agreement related to the issuance and sale of Convertible Debentures, as described in Note 5. Borrowings. These warrants serve as consideration for the WTI Lenders’ consent to the Convertible Debentures. The warrants have an exercise price of $0.01 per share and are exercisable until March 31, 2035, with additional customary rights and protections.
Between April 16 and May 6, 2025, the Company authorized the conversion of 881,688 shares of Series B Preferred Stock and 2,310,848 shares of Series C Preferred Stock for 1,763,376 and 4,621,696 shares of Common Stock, respectively. Upon conversion, all the converted Series B and Series C Preferred Stock shares were canceled and retired.
As part of the Company’s SEPA with Yorkville, on May 2, 2025, the Company sold 44,000 shares of Common Stock to Yorkville for aggregate proceeds of approximately $174. The remaining shares that could be sold to Yorkville are 4,165,314.

On May 15, 2025, the Company issued the second tranche of Convertible Debentures with a principal amount of $10,000 in accordance with the Securities Purchase Agreement further described in Note 5. Borrowings. These Convertible Debentures resulted in gross proceeds to the Company of approximately $9,000, representing an original issue discount of 10%.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our and our predecessor’s, as applicable, unaudited condensed consolidated financial statements and related notes as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 included in Item 1 of this Form 10-Q and our predecessor’s, as applicable, audited consolidated financial statements and related notes as of and for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”). This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below in this section and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward–Looking Statements” included elsewhere in this Form 10-Q and in the Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Innventure founds, funds, and operates companies with a focus on transformative, sustainable technology solutions that we acquire or license from technology innovators, which are typically MNCs with the intent to maximize values for investors and other stakeholders through positive cash flow generated through holding long term positions in our Operating Companies. Refer to Item 1. Business of the Form 10-K for a detailed discussion of our business activities.

Segments
Based on the allocation of resources and assessment of financial performance by our Chief Executive Officer (who has been determined to be our Chief Operating Decision Maker), we have identified one reportable segment: Technology. The Company’s remaining operations are not reportable segments and are classified as “Other.” “Other” primarily includes the Company’s remaining operations consisting of Innventure’s original platform business, service activities, Refinity and equity method investment activities.
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
As a consequence of the Business Combination, Innventure, Inc. is the successor to an SEC-registered and Nasdaq-listed company which will require Innventure to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Innventure is incurring additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
Innventure’s future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.

Results of Operations for the three months ended March 31, 2025 (Successor) and three months ended March 31, 2024 (Predecessor) (in thousands, except as otherwise noted)
To reflect the application of different bases of accounting as a result of the Business Combination, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) three months ended March 31, 2024 (labeled “Predecessor”) and (2) three months ended March 31, 2025 (labeled “Successor”).

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024	Change
	($)	($)	($)	(%)
Revenue	$224	$224	$—	—%

Operating Expenses
Cost of sales	184	—	184	nil
General and administrative	19,676	7,904	11,772	148.9%
Sales and marketing	2,096	1,183	913	77.2%
Research and development	6,253	1,669	4,584	274.7%
Goodwill impairment	233,213	—	233,213	nil
Total Operating Expenses	261,422	10,756	250,666	2,330.5%

Loss from Operations	(261,198)	(10,532)	(250,666)	2,380.0%

Non-operating (Expense) and Income
Interest expense, net	(1,538)	(405)	(1,133)	279.8%
Net gain on investments	—	5,189	(5,189)	(100.0)%
Net loss on investments - due to related parties	—	(186)	186	(100.0)%
Change in fair value of financial liabilities	16,429	(478)	16,907	(3,537.0)%
Equity method investment (loss) gain	(6,756)	5	(6,761)	(135,220.0)%
Realized gain on conversion of available for sale investment	1,507	—	1,507	nil
Loss on extinguishment of related party debt	(3,538)	—	(3,538)	nil
Loss on conversion of promissory notes	—	(1,119)	1,119	(100.0)%
Miscellaneous other income	21	—	21	nm*
Total Non-operating Income	6,125	3,006	3,119	103.8%

Income tax benefit	(1,399)	—	(1,399)	nm*

Net Loss	(253,674)	(7,526)	(246,148)	3,270.6%
Less: net loss attributable to
Non-redeemable non-controlling interest	(110,677)	(2,307)	(108,370)	4,697.4%

Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(142,997)	(5,219)	(137,778)	2,639.9%

Other comprehensive loss, net of taxes:
Unrealized loss on available for sale debt securities - related party	(880)	—	(880)	nil
Reclassification of realized gain on conversion of available for sale investments	(1,507)	—	(1,507)	nil
Total other comprehensive loss, net of taxes	(2,387)	—	(2,387)	nil

Total comprehensive loss, net of taxes	(256,061)	(7,526)	(248,535)	3,302.4%
Less: comprehensive loss attributable to
Non-redeemable non-controlling interest	(110,677)	(2,307)	(108,370)	4,697.4%

Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(145,384)	$(5,219)	$(140,165)	2,685.7%
__________________
*not meaningful

Revenue
Revenue was $224 for the three months ended March 31, 2025 (Successor) and $224 for the three months ended March 31, 2024 (Predecessor), showing no change period over period. Revenue was consistent as it was substantially comprised of predetermined management fee income period over period.
Cost of sales
Cost of sales was $184 for the three months ended March 31, 2025 (Successor) and nil for the three months ended March 31, 2024 (Predecessor), an increase of $184. The increase relates primarily to inventory write-offs.
General and administrative
General and administrative expense was $19,676 for the three months ended March 31, 2025 (Successor) and $7,904 for the three months ended March 31, 2024 (Predecessor), an increase of $11,772, or 148.9%. The increase in expenditure was primarily attributed to an increase in professional services, legal fees and consulting fees of $2,000, amortization expense resulting from the intangibles acquired in the Business Combination of $2,240, increased equity based compensation of $5,445. The remaining increase in expenditure was due to increased employee costs.
Sales and marketing
Sales and marketing expense was $2,096 for the three months ended March 31, 2025 (Successor) and $1,183 for the three months ended March 31, 2024 (Predecessor), an increase of $913, or 77.2%. The increase was primarily due to increased compensation costs as a result of increased headcount across the business and increases in advertising and marketing-related events and expenses associated with the commercialization phase of the Technology segment.
Research and development
Research and Development (“R&D”) expense was $6,253 for the three months ended March 31, 2025 (Successor) and $1,669 for the three months ended March 31, 2024 (Predecessor), an increase of $4,584, or 274.7%. The increase was primarily due to amortization of intangibles in the Technology segment and an increase in new product development costs.
Goodwill impairment
Goodwill impairment, was $233,213 for the three months ended March 31, 2025 (Successor) and nil for the three months ended March 31, 2024 (Predecessor), an increase of $233,213. The increase was due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market during late February and March.
Interest expense, net
Interest expense, net was $1,538 for the three months ended March 31, 2025 (Successor) and $405 for the three months ended March 31, 2024 (Predecessor), an increase of $1,133, or 279.8%. The increase was primarily due to an increase in interest expense for the WTI Facility and related party notes, partially offset by convertible notes that were converted during the three months ended March 31, 2024 (Predecessor).
Net gain on investments
Net gain on investments was nil for the three months ended March 31, 2025 (Successor) and $5,189 for the three months ended March 31, 2024 (Predecessor), a decrease of $5,189, over the comparable period for the three months ended March 31, 2024 (Predecessor). The decrease was due to the de-consolidation of certain mezzanine equity as a result of the Business Combination and the gain on investment in PCT owned stock via Class PCTA units during the three months ended March 31, 2024 (Predecessor).
Net loss on investments - due to related parties

Net loss on investments – due to related parties was nil for the three months ended March 31, 2025 (Successor) and $186 for the three months ended March 31, 2024 (Predecessor), a decrease of $186. The decrease was primarily due to an increase in fair value of liability - PCT stock owed to others for the three months ended March 31, 2024 (Predecessor). The Class PCTA associated liabilities were de-consolidated as a result of the Business Combination.
Change in fair value of financial liabilities
The fair value of financial liabilities decreased by $16,429 for the three months ended March 31, 2025 (Successor) and increased by $478 for the three months ended March 31, 2024 (Predecessor), a change of $16,907, or 3,537.0%. The increase was primarily due to increases in fair value adjustments for warrants and earnout liabilities.
Equity method investment (loss) gain
Equity method investment loss was $6,756 for the three months ended March 31, 2025 (Successor) and equity method investment gain was $5 for the three months ended March 31, 2024 (Predecessor), a decrease of $6,761, or 135,220.0%. The loss during the three months ended March 31, 2025 (Successor) represented allocated losses from the ESG Fund and AeroFlexx. The gain during the three months ended March 31, 2024 (Predecessor) was primarily due to an allocated gain from the ESG Fund offset by an allocated loss from investment of AeroFlexx.
Realized gain on conversion of available for sale investment
Realized gain on conversion of available for sale investment was $1,507 for the three months ended March 31, 2025 (Successor) and nil for the three months ended March 31, 2024 (Predecessor), an increase of $1,507. The increase was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain during the three months ended March 31, 2025 (Successor).
Loss on extinguishment of related party debt
Loss on extinguishment of related party debt was $3,538 for the three months ended March 31, 2025 (Successor) and nil for the three months ended March 31, 2024 (Predecessor), an increase of $3,538. The increase was due to the extinguishment of certain related party debt by issuing Series C Preferred Stock during the three months ended March 31, 2025 (Successor). There was no gain or loss on extinguishment of related party debt for the three months ended March 31, 2024 (Predecessor).
Loss on conversion of promissory notes
Loss on conversion of promissory notes was nil for the three months ended March 31, 2025 (Successor) and $1,119 for the three months ended March 31, 2024 (Predecessor), a decrease of $1,119. This was due to the automatic conversion of promissory notes during the three months ended March 31, 2024 (Predecessor) into equity instruments which was treated as an extinguishment thereby generating a loss. There was no equivalent transaction for the three months ended March 31, 2025 (Successor).
Unrealized loss on available for sale debt securities - related party
Unrealized loss on available for sale debt securities - related party, was $880 for the three months ended March 31, 2025 (Successor) and nil for the three months ended March 31, 2024 (Predecessor), an increase of $880. The increase was due to the fair value adjustment to investments in debt securities which are classified as available for sale.
Reclassification of realized gain on conversion of available for sale investments
Reclassification of realized gain on conversion of available for sale investments was $1,507 for the three months ended March 31, 2025 (Successor) and nil for the three months ended March 31, 2024 (Predecessor), an increase of $1,507. The increase was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain during the three months ended March 31, 2025 (Successor).

Loss attributable to Non-redeemable non-controlling interest
Loss attributable to non-redeemable non-controlling interests was $110,677 for the three months ended March 31, 2025 (Successor) and $2,307 for the three months ended March 31, 2024 (Predecessor), an increase of $108,370, or 4,697.4%. This was due to the increase in Accelsius net loss, primarily as a result of goodwill impairment, during the three months ended March 31, 2025 (Successor) as compared to the three months ended March 31, 2024 (Predecessor).
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
Investors should use caution when comparing our non-GAAP measure to similar metrics used by other companies, as definitions can vary. Adjusted EBITDA should not be considered in isolation or as a substitute for GAAP financial measures. We provide Adjusted EBITDA as supplemental information to enhance the overall understanding of our financial performance.
The following table provides a reconciliation from Net Loss to EBITDA and Adjusted EBITDA for the specified periods:

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Net loss	$(253,674)	$(7,526)
Interest expense, net(1)	1,538	405
Depreciation and amortization expense	5,548	—
Income tax benefit	(1,399)	—
EBITDA	(247,987)	(7,121)
Transaction and other related costs(2)	—	3,272
Change in fair value of financial liabilities(3)	(16,429)	478
Stock-based compensation(4)	5,841	396
Goodwill impairment(5)	233,213	—
Loss on extinguishment of related party debt(6)	3,538	—
Loss on conversion of promissory notes	—	1,119
Adjusted EBITDA	$(21,824)	$(1,856)
(1) Interest Expense, net, includes interest incurred on our various borrowing facilities and the amortization of debt issuance costs.
(2) Transaction and other related costs – For the three months ended March 31, 2025 (Successor) and three months ended March 31, 2024 (Predecessor), this is comprised of consulting, legal, and other professional fees related to the Business Combination.
(3) Change in fair value of financial liabilities – For the three months ended March 31, 2025 (Successor), the change in fair value of financial liabilities primarily consists of the change in fair value of the warrant liability and the earnout liability. For the three months ended March 31, 2024 (Predecessor), this is comprised entirely of the change in fair value of the embedded derivative associated with the convertible notes.
(4) Stock based compensation – For the three months ended March 31, 2025 (Successor), stock based compensation primarily consisted of awards in the 2024 Equity and Incentive Plan entered into on October 2, 2024 subsequent to the Business Combination. These awards consisted of Stock Options, Restricted Stock Units, and Stock Appreciation Rights. Further, a portion of this expense was related to share based payment employee incentive plans in existence at Innventure LLC and other subsidiaries. For the three months ended March 31, 2024 (Predecessor), stock based compensation was comprised wholly of share-based payment employee incentive plans in existence at Innventure LLC and other subsidiaries.
(5) Goodwill impairment - For the three months ended March 31, 2025 (Successor), the Company recognized a goodwill impairment charge due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market during late February and March. There was no similar goodwill impairment charge for the three months ended March 31, 2024 (Predecessor).
(6) Loss on extinguishment of related party debt - For the three months ended March 31, 2025 (Successor), the Company extinguished certain related party debts by issuing Series C Preferred Stock. There was no loss on extinguishment of related party debt for the three months ended March 31, 2024 (Predecessor).

In presenting Adjusted EBITDA, we aim to provide investors with an additional tool for assessing the operational performance of our business. It serves as a useful complement to our GAAP results, offering a more comprehensive understanding of our financial health and operational efficiencies.
Liquidity and Capital Resources (in thousands, except as otherwise noted)
As discussed in more detail below, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements included in Item 1. of this Form 10-Q were issued. The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.
Sources of Liquidity
In assessing liquidity, we monitor and analyze cash on hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date we have financed our operations primarily through cash flows from investing and financing activities.
The following is a summary of the components of our liquidity as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,375	$11,119
Working capital	(37,039)	(45,061)
On March 25, 2025, the Company entered into the Securities Purchase Agreement with Yorkville for the issuance and sale of the Convertible Debentures in two tranches with an aggregate principal amount of up to $30,000. On April 14, 2025, the Company issued the first tranche of Convertible Debentures with an aggregate principal amount of $20,000 and received $18,000 of gross proceeds. On May 15, 2025, the Company issued the second tranche of Convertible Debentures to Yorkville with an aggregate principal amount of $10,000 and received $9,000 of gross proceeds.

Our future liquidity requirements will depend on many factors, including funding required by us and our Operating Companies to (i) support the growth of the business and the current business strategy; (ii) fund working capital, capital expenditures and general corporate expenditures; and (iii) support other business opportunities and expenditures. Based on current projections, we estimate that Innventure and its Operating Companies will require, in addition to cash on hand, at least $50,000 to meet our collective liquidity requirements for the next 12 months and, to grow the Operating Companies in accordance with our current business plan, the Operating Companies will require at least an additional $25,000.

We expect to satisfy our liquidity requirements through cash on hand, cash generated from the operations of our Operating Companies, and the SEPA with Yorkville (maximum remaining availability of approximately $72,000 as of March 31, 2025), as well as proceeds from additional financings completed by us or our Operating Companies. During the three months ended March 31, 2025 (Successor), the Technology segment raised approximately $5,150 of additional equity financing, in comparison to approximately $3,855 during the three months ended March 31, 2024 (Predecessor).
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
As per the amended note with the first party, the maturity date was extended to the earlier of (i) January 31, 2025 and (ii) the first business day following the date on which the Company has sufficient capital to be able to repay all amounts outstanding under the note and otherwise meet its expected working capital needs as determined by the Company in its reasonable discretion. The loan fee of $1,000, required under the original agreement, became due on or around the amendment date and interest will accrue at the rate of 15.99% per annum until paid. The amendment was accounted for as a troubled debt restructuring as the Company was provided a concession through a decrease in the effective interest rate. However, no gain or loss was recognized as a result.
As per the amended note with the second party, the maturity date was extended to January 31, 2025 and the interest rate was increased to 13.50% per annum. Additionally, $1,000 of the principal amount became due on or around the amendment date.
On March 20, 2025, the Company converted and repaid the aggregate outstanding amount of these unsecured promissory notes with the two related parties described above and issued shares of the Company’s Series C Preferred Stock and paid cash to settle these unsecured promissory notes and all outstanding obligations with these parties. See Note 5. Borrowings for more information.

Series B Preferred Stock
As of March 31, 2025, 3,000,000 shares of the authorized preferred stock are designated as Series B Preferred Stock. Series B Preferred Stock is entitled to an 8% annual rate dividend. On March 19, 2025, the Company distributed 21,808 shares of Series B Preferred Stock to represent $218 in cumulative dividends for Series B Preferred Stock, covering the period from the initial issue date, as defined in the Certificate of Designation, to December 31, 2024, as a payment in kind at the specified rate. See further discussion of the Series B Preferred Stock in Note 11. Mezzanine and Stockholders' Equity within the notes to the consolidated financial statements.
Series C Preferred Stock

As of March 31, 2025, 5,000,000 shares of preferred stock are designated as Series C Preferred Stock. On March 24, 2025, Innventure issued 2,885,848 shares of Series C Preferred Stock at the original issue price for a total amount of $28,858,480. The consideration received by the Company was in the form of cash, services rendered and the cancellation of related party debt. See further discussion of the Series C Preferred Stock in Note 11. Mezzanine and Stockholders' Equity within the notes to the consolidated financial statements.

Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville. This agreement became effective concurrently with the Business Combination.
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
For the three months ended March 31, 2025 (Successor), the Company sold 73,993 shares of Common Stock under the SEPA, raising $931 which is classified within Issuance of common shares, net of issuance costs in the consolidated statements of changes in mezzanine and stockholders' equity (deficit).

Convertible Debentures

On March 25, 2025, the Company entered into the Securities Purchase Agreement for the issuance and sale of the Convertible Debentures with an aggregate principal amount of up to $30,000. These Convertible Debentures will be convertible into shares of Common Stock under certain circumstances. The Company will issue the aggregate principal amount of Convertible Debentures in two tranches tied to separate reporting and filing requirements. As of March 31, 2025, the Company had not yet met the required reporting and filing requirements and therefore had not issued these Convertible Debentures. On April 14, 2025 and May 15, 2025, the Company issued the first and second tranches of Convertible Debentures with aggregate principal amounts of $20,000 and $10,000, respectively, and gross proceeds of $18,000 and $9,000, respectively. In connection to the Convertible Debentures, on April 14, 2025 the Company issued warrants to purchase up to 300,000 shares of Common Stock to the WTI Lenders. See further discussion in Note 5. Borrowings and Note 18. Subsequent Events within the notes to the consolidated financial statements.

Cash Flows
Cash flows associated with operating, investing and financing activities for the three months ended March 31, 2025 (Successor) and three months ended March 31, 2024 (Predecessor) are summarized as follows:

	Successor	Predecessor	Change
	Three months ended March 31, 2025	Three months ended March 31, 2024	Amount	% Change
Net Cash Used in Operating Activities	$(14,696)	$(7,397)	$(7,299)	98.7%
Net Cash Used in Investing Activities	(3,254)	(3,180)	(74)	2.3%
Net Cash Provided by Financing Activities	8,206	10,159	(1,953)	(19.2)%
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(9,744)	$(418)	$(9,326)	2,231.1%
Net Cash Used in Operating Activities
Cash flows used in operating activities were $14,696 for the three months ended March 31, 2025 (Successor), as compared to $7,397 for the three months ended March 31, 2024 (Predecessor), an increase of $7,299, or 98.7%. The increase is primarily related to an increase in the Company’s operating expenses.
Net Cash Used in by Investing Activities
Cash flows used in investing activities were $3,254 for the three months ended March 31, 2025 (Successor), as compared to $3,180 for the three months ended March 31, 2024 (Predecessor), an increase of $74 or 2.3%. The increase is primarily related to additional investment in debt securities to an equity method investee and acquisitions of property, plant and equipment.
Net Cash Provided by Financing Activities
Cash flows provided by financing activities were $8,206 for the three months ended March 31, 2025 (Successor), as compared to $10,159 for the three months ended March 31, 2024 (Predecessor), a decrease of $1,953 or (19.2)%. The decrease is primarily related to less proceeds from the issuance of equity and debt financing.
Indebtedness
Refer to Note 5. Borrowings to our condensed consolidated financial statements for the three months ended March 31, 2025 (Successor) and three months ended March 31, 2024 (Predecessor) included in Item 1. of this Form 10-Q for a discussion of our indebtedness.
Contractual Obligations
The following table presents a summary of our contractual obligations, including payments due by period, as of March 31, 2025:

	2025 (remaining 9 months)	2026	2027	2028	Thereafter	Total
Operating lease	$215	$351	$94	$—	$—	$660
Debt obligations	303	7,317	8,244	4,561	—	20,425
Minimum royalties	700	825	825	825	9,900	13,075
Total	$1,218	$8,493	$9,163	$5,386	$9,900	$34,160
Going Concern
We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we continue to have an ongoing need to raise significant additional cash from outside sources to sustain our operations and fund our growth plans.
In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from public or private equity or debt financing (including the SEPA), or otherwise generate sufficient revenues from our Operating Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities, it could result in substantial dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our Common Stock. See “Item 1A. Risk Factors – Risks Related to Innventure’s Business – There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.” in our 2024 Annual Report.
We can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to us, if at all. If subsequent capital raises or revenues from operations at the Innventure Companies are insufficient to bridge financial and liquidity shortfalls (or both), there would likely be a material adverse effect on our business and financial condition that would materially adversely affect our ability to continue as a going concern.
The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.
Critical Accounting Policies and Use of Estimates
As described in Note 2. Accounting Policies to our unaudited condensed consolidated financial statements included in this Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of March 31, 2025, because of the material weaknesses in our internal control over financial reporting.

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

•Innventure made an error in its assessment of the accounting acquirer in conjunction with the transaction, which resulted in an incorrect conclusion that the transaction was an asset acquisition. Additionally, management’s control over the forecast prepared for Accelsius was not effective, resulting in an adjusted forecast for purposes of the purchase accounting;

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

PART II OTHER INFORMATION
Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company (including AeroFlexx, Accelsius and Refinity) is a party or of which any of its property is subject and no material proceedings to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, is an adverse party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities
On January 8, 2025, the Company issued Yorkville 50,000 shares of Common Stock at an effective price of $12.85 per share; on January 23, 2025, the Company issued Yorkville 4,617 shares of Common Stock at an effective price of $12.37 per share; and on January 31, 2025, the Company issued Yorkville 19,376 shares of Common Stock at an effective price of $11.93 per share, each pursuant to the terms of the SEPA. The Company issued each of the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 4(a)(2) thereof or Regulation D promulgated under the Securities Act.
Issuer Repurchases of Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.2	By-laws of Innventure, Inc. (incorporated by reference to Exhibit 3.2 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).
3.3*#	Certificate of Designation of Series B Preferred Stock, dated October 2, 2024, of Innventure, Inc.
3.4
Certificate of Designation of Series C Preferred Stock, dated March 24, 2025, of Innventure, Inc. (incorporated by reference to Exhibit 3.1 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on March 25, 2025).

4.1	First Convertible Debenture, issued to YA II PN, Ltd., dated April 14, 2024 (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Current Report on Form 8-K dated April 14, 2025).
4.2^
Warrant to Acquire Securities of Innventure, Inc., issued to WTI Fund X, LLC on April 14, 2025 (incorporated by reference to Exhibit 4.2 to Innventure, Inc.’s Current Report on Form 8-K dated April 14, 2025).

4.3^
Warrant to Acquire Securities of Innventure, Inc., issued to WTI Fund XI, LLC on April 14, 2025 incorporated by reference to Exhibit 4.3 to Innventure, Inc.’s Current Report on Form 8-K dated April 14, 2025).

10.1
Standby Equity Purchase Agreement, by and between Innventure, Inc. and YA II PN, Ltd., dated October 24, 2023 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).

10.2^	Form of Series C Purchase Agreement for U.S. Investors (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).
10.3^	Form of Series C Purchase Agreement for Ex-U.S. Investors (incorporated by reference to Exhibit 10.3 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).
10.4^
Securities Purchase Agreement, by and between Innventure, Inc. and YA II PN, Ltd., dated March 25, 2025 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).

10.5	Global Guaranty Agreement by Innventure, LLC dated April 14, 2025 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated April 14, 2025).
10.6
Registration Rights Agreement, dated April 14, 2025, between Innventure, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated April 14, 2025).

31.1**	Rule 13a-14(a) Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended March 31, 2025.
31.2**	Rule 13a-14(a) Certification by David Yablunosky, Chief Financial Officer, for the quarter ended March 31, 2025.
32.1**	Section 1350 Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended March 31, 2025.
32.2**	Section 1350 Certification by David Yablunosky, Chief Financial Officer, for the quarter ended March 31, 2025.

Exhibit Number	Description of Exhibits
101*
The following financial statements from Innventure, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 (Successor), and for the three months ended March 31, 2024 (Predecessor); (iii) Condensed Consolidated Statements of Changes in Unitholders’ Deficit for the period December 31, 2023 through March 31, 2024 (Predecessor); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period December 31, 2024 through March 31, 2025 (Successor); (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (Successor), and the three months ended March 31, 2024 (Predecessor); and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________
*Filed herewith
**Furnished herewith

+Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
# Corrected version of exhibit previously filed as Exhibit 3.3 to the registrant's Annual Report on Form 10-K filed with the SEC on April 14, 2025.
^Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Innventure, Inc. agrees to furnish a copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNVENTURE, INC.

	By:	/s/ Gregory W. Haskell
	Name:	Gregory W. Haskell
	Title:	Chief Executive Officer and Director

/s/ David Yablunosky
	Name:	David Yablunosky
Date: May 15, 2025	Title:	Chief Financial Officer and Director