Form 10-Q
period 2025-06-30
Innventure, Inc.
filed 2025-08-14
CIK 2001557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
As of August 12, 2025, the registrant had 56,025,554 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “Innventure,” the “Company,” “we,” “our” or “us” refer to Innventure, Inc. and its consolidated subsidiaries.
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s business model, the financial condition, results of operations, earnings outlook and the prospects for AeroFlexx, LLC (“AeroFlexx” or “AFX”), Accelsius Holdings LLC (“Accelsius” or “ACC”) and Refinity Olefins, LLC (“Refinity” and, together with AeroFlexx and Accelsius, the “Innventure Companies” and, together with those subsidiary companies that Innventure may found, fund, and operate going forward, the “Operating Companies”). Forward-looking statements generally relate to future events or the Company’s future financial or operating performance and may refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. Forward-looking statements are often identified by future or conditional words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “will,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the Company’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the parties) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The risks and uncertainties include, but are not limited to, those factors discussed and identified in the section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) entitled “Risk Factors,” those discussed and identified in other public filings made with the Securities and Exchange Commission (the “SEC”) by the Company and the following:
•expectations regarding Innventure’s and the Innventure Companies’ (as defined below) ability to execute on strategies and achieve future financial performance, including their respective future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and Innventure’s ability to invest in growth initiatives;
•the implementation, market acceptance and success of Innventure’s and the Innventure Companies’ business models and growth strategies;
•Innventure’s and the Innventure Companies’ future capital requirements and sources and uses of cash;
•sustained unfavorable economic or other conditions which could cause the need for Innventure to evaluate and potentially record additional impairment charges for all, or a portion of, its goodwill and other intangible assets;
•Innventure’s future capital requirements and sources and uses of cash, including: (i) Innventure’s ability to obtain funding for its operations and future growth; and (ii) Innventure’s ability to continue as a going concern;
•Innventure’s ability to maintain control over the Innventure Companies;
•Innventure’s ability to meet the various conditions imposed by, and to satisfy its obligations to, the WTI Lenders (as defined below), under the WTI Facility (as defined below);
•Innventure’s access to funds under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), including exchange caps, issuances and subscriptions based on trading volumes, and

Innventure’s ability to continue to access the funds available under the SEPA due to certain conditions, restrictions and limitations set forth therein;
•certain restrictions and limitations set forth in Innventure’s debt instruments, which may impair Innventure’s financial and operating flexibility;
•Innventure’s and the Innventure Companies’ ability to generate liquidity and maintain sufficient capital to operate as anticipated;
•Innventure’s and the Innventure Companies’ ability to obtain funding for their operations, future growth and to continue as going concerns;
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
•Innventure and the Innventure Companies’ ability to meet, and to continue to meet, applicable regulatory requirements for the use of their respective products and the numerous regulatory requirements generally applicable to their businesses;
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

Part I. Financial Information
Innventure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$6,965	$11,119
Accounts receivable, net	901	283
Due from related parties	4,188	4,536
Inventories, net	6,620	5,178
Prepaid expenses and other current assets	2,455	3,170
Total Current Assets	21,129	24,286
Restricted cash	5,000	—
Investments	32,424	28,734
Property, plant and equipment, net	1,972	1,414
Intangible assets, net	171,345	182,153
Goodwill	323,463	667,936
Other assets	652	766
Total Assets	$555,985	$905,289
Liabilities and Stockholders' Deficit
Accounts payable	$3,710	$3,248
Accrued employee benefits	10,603	9,273
Accrued expenses	2,594	2,478
Contract liabilities	690	—
Related party notes payable - current	—	14,000
Notes payable - current	27,502	625
Embedded derivative liability	1,796	—
Patent installment payable - current	700	1,225
Obligation to issue equity	52	4,158
Warrant liability	22,996	34,023
Income taxes payable	292	—
Related party convertible promissory notes - current	1,002	—
Other current liabilities	380	317
Total Current Liabilities	72,317	69,347
Notes payable, net of current portion	11,304	13,654
Term convertible notes, net of current portion	2,451	—
Related party convertible promissory notes, net of current portion	3,000	—
Earnout liability	4,370	14,752
Stock-based compensation liability	474	1,160
Patent installment payable, net of current portion	12,375	12,375
Deferred income taxes	23,458	27,353
Other liabilities	176	355
Total Liabilities	129,925	138,996
Commitments and Contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized;
Series B Preferred Stock, $0.0001 par value, 3,000,000 shares designated, 33,144 and 1,102,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares designated, 150,000 and — shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 55,221,494 and 44,597,154 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	4
Additional paid-in capital	525,346	502,865
Accumulated other comprehensive (loss) gain	(1,289)	909
Accumulated deficit	(305,512)	(78,262)
Total Innventure, Inc., Stockholders’ Equity	218,551	425,516
Non-controlling interest	207,509	340,777
Total Stockholders' Equity	426,060	766,293
Total Liabilities and Stockholders' Equity	$555,985	$905,289
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)
Revenue	$476	$223	$700	$447

Operating Expenses
Cost of sales	2,861	—	3,045	—
General and administrative	18,569	8,379	38,245	16,283
Sales and marketing	2,208	1,366	4,304	2,549
Research and development	6,068	1,764	12,321	3,433
Goodwill impairment	113,344	—	346,557	—
Total Operating Expenses	143,050	11,509	404,472	22,265

Loss from Operations	(142,574)	(11,286)	(403,772)	(21,818)

Non-operating (Expense) and Income
Interest expense, net	(2,647)	(43)	(4,185)	(448)
Net gain (loss) on investments	—	(790)	—	4,399
Net gain (loss) on investments – due to related parties	—	26	—	(160)
Change in fair value of financial liabilities	7,176	—	23,605	(478)
Equity method investment (loss) income	(1,924)	779	(8,680)	784
Realized gain on conversion of available for sale investment	—	—	1,507	—
Loss on extinguishment of debt	(3,462)	—	(3,462)	—
Loss on extinguishment of related party debt	—	—	(3,538)	—
Loss on conversion of promissory notes	—	—	—	(1,119)
Miscellaneous other expense	(64)	—	(43)	—
Total Non-operating (Expense) Income	(921)	(28)	5,204	2,978

Loss before income taxes	(143,495)	(11,314)	(398,568)	(18,840)

Income tax benefit	(2,220)	—	(3,619)	—
Net Loss	(141,275)	(11,314)	(394,949)	(18,840)
Less: net loss attributable to
Non-redeemable non-controlling interest	(57,048)	(4,026)	(167,725)	(6,333)
Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(84,227)	(7,288)	(227,224)	(12,507)

Basic and diluted loss per share	$(1.60)		$(4.60)
Basic and diluted weighted average common shares	52,546,491		49,417,092

Other comprehensive income, net of taxes:
Unrealized gain (loss) on available for sale debt securities - related party	189	—	(691)	—
Reclassification of realized gain on conversion of available for sale investments	—	—	(1,507)	—
Total other comprehensive income, net of taxes	189	—	(2,198)	—

Total comprehensive loss, net of taxes	(141,086)	(11,314)	(397,147)	(18,840)
Less: comprehensive loss attributable to
Non-redeemable non-controlling interest	(57,048)	(4,026)	(167,725)	(6,333)
Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(84,038)	$(7,288)	$(229,422)	$(12,507)

See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Unitholders' Deficit (Predecessor)
(Unaudited) (in thousands, except share and per share amounts)

	Class B Preferred	Class B-1 Preferred	Class A	Class C	Accumulated Deficit	Non-Controlling Interest	Total (Deficit) Equity
December 31, 2023	$38,122	$3,323	$1,950	$844	$(64,284)	$1,559	$(18,486)
Net loss	—	—	—	—	(5,219)	(2,307)	(7,526)
Units issued to non-controlling interest	—	—	—	—	—	3,503	3,503
Issuance of preferred units, net of issuance costs	7,566	—	—	—	—	—	7,566
Unit-based compensation	—	—	—	51	—	345	396
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	—	—	—	—	8,443	8,443
Accretion of redeemable units to redemption value	—	—	—	—	(4,415)	—	(4,415)
March 31, 2024	$45,688	$3,323	$1,950	$895	$(73,918)	$11,543	$(10,519)
Net loss	—	—	—	—	(7,288)	(4,026)	(11,314)
Units issued to non-controlling interest	—	—	—	—	—	7,348	7,348
Issuance of preferred units, net of issuance costs	2,852	—	—	—	—	—	2,852
Unit-based compensation	—	—	—	45	—	248	293
Accretion of redeemable units to redemption value	—	—	—	—	(362)	—	(362)
June 30, 2024	$48,540	$3,323	$1,950	$940	$(81,568)	$15,113	$(11,702)
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity (Deficit) (Successor)
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity											Mezzanine Equity
	Series B Preferred Stock		Series C Preferred Stock		Common Stock							Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity	Shares	Amount
December 31, 2024	1,102,000	$—	—	$—	44,597,154	$4	$502,865	$(78,262)	$909	$340,777	$766,293	—	$—
Net loss	—	—	—	—	—	—	—	(142,997)	—	(110,677)	(253,674)	—	—
Series B Preferred Stock buyback	(5,000)	—	—	—	—	—	(50)	—	—	—	(50)	—	—
Series B Preferred Stock issued for paid-in-kind dividends	21,808	—	—	—	—	—	218	—	—	—	218	—	—
Issuance of common shares, net of issuance costs	—	—	—	—	161,964	—	1,927	—	—	—	1,927	—	—
Vesting of earnout shares	—	—	—	—	2,344,682	1	873	—	—	—	874	—	—
Other comprehensive gain, net of taxes	—	—	—	—	—	—	—	—	(2,387)	—	(2,387)	—	—
Conversion of related party notes	—	—	—	—	—	—	—	—	—	—	—	2,310,848	23,109
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	575,000	5,663
Non-controlling interest issued and related transfers	—	—	—	—	—	—	(26,303)	—	—	33,249	6,946	—	—
Distributions to Stockholders	—	—	—	—	—	—	—	(26)	—	—	(26)	—	—
Stock-based compensation	—	—	—	—	—	—	4,943	—	—	898	5,841	—	—
Accrued preferred dividends	—	—	—	—	—	—	(217)	—	—	—	(217)	—	(44)
March 31, 2025	1,118,808	$—	—	$—	47,103,800	$5	$484,256	$(221,285)	$(1,478)	$264,247	$525,745	2,885,848	$28,728
Net loss	—	—	—	—	—	—	—	(84,227)	—	(57,048)	(141,275)	—	—
Issuance of common shares, net of issuance costs	—	—	—	—	481,325	—	2,625	—	—	—	2,625	—	—
Other comprehensive gain, net of taxes	—	—	—	—	—	—	—	—	189	—	189	—	—
Non-controlling interest issued and related transfers	—	—	—	—	—	—	1,036	—	—	(602)	434	—	—
Stock-based compensation	—	—	—	—	—	—	8,494	—	—	912	9,406	—	—
Accrued preferred dividends	—	—	—	—	—	—	198	—	—	—	198	—	12
Conversion to Common Stock	(1,085,664)	—	—	—	7,636,369	1	27,269	—	—	—	27,270	(2,735,848)	(27,272)
Transfer of Series C Preferred Stock from Mezzanine equity to Stockholders' equity	—	—	150,000	—	—	—	1,468	—	—	—	1,468	(150,000)	(1,468)
June 30, 2025	33,144	$—	150,000	$—	55,221,494	$6	$525,346	$(305,512)	$(1,289)	$207,509	$426,060	$—	$—
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Successor	Predecessor
	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash Flows Used in Operating Activities
Net loss	$(394,949)	$(18,840)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	15,247	689
Interest income on debt securities - related party	(195)	—
Change in fair value of financial liabilities	(23,605)	478
Change in fair value of payables due to related parties	—	160
Non-cash interest expense on notes payable	2,560	352
Net gain on investments	—	(4,399)
Equity method investment gain (loss)	8,680	(784)
Realized gain on conversion of available for sale investments	(1,507)	—
Loss on extinguishment of debt	3,462	—
Loss on extinguishment of related party debt	3,538	—
Loss on conversion of promissory notes	—	1,119
Deferred income taxes	(3,897)	—
Depreciation and amortization	11,182	69
Goodwill impairment	346,557	—
Payment of patent installment	(525)	—
Other costs	165	123
Changes in operating assets and liabilities:
Accounts receivable	(618)	—
Prepaid expenses and other current assets	(3,312)	(965)
Inventory	(1,442)	(662)
Accounts payable	315	3,181
Accrued employee benefits	1,330	2,803
Accrued expenses	42	357
Stock-based compensation liability	(686)	—
Income taxes payable	292	—
Other current liabilities	(78)	(72)
Contract liabilities	690	—
Net Cash Used in Operating Activities	(36,754)	(16,391)

Cash Flows Used in Investing Activities
Investment in available-for-sale debt securities - equity method investee	(2,708)	—
Loans to equity method investee	—	(5,035)
Acquisition of property, plant and equipment	(932)	(706)
Proceeds from sale of investments	—	1,364
Net Cash Used in Investing Activities	(3,640)	(4,377)

Cash Flows Provided by Financing Activities
Proceeds from issuance of equity, net of issuance costs	3,675	10,037
Proceeds from the issuance of equity to non-controlling interest, net of issuance costs	5,367	10,827
Proceeds from the issuance of related party convertible promissory notes	3,999	—
Proceeds from the issuance of term convertible notes	2,451	—
Proceeds from issuance of debt securities, net of issuance costs	27,000	—
Payment of debts	(1,176)	(590)
Distributions to stockholders and other	(76)	—
Net Cash Flows Provided by Financing Activities	41,240	20,274

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	846	(494)
Cash, Cash Equivalents and Restricted Cash Beginning of period	11,119	2,575
Cash, Cash Equivalents and Restricted Cash End of period	$11,965	$2,081

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Successor	Predecessor
	Six months ended June 30, 2025	Six months ended June 30, 2024
Supplemental Cash Flow Information
Cash paid for interest	$1,825	$99
Supplemental Disclosure of Noncash Financing Information
Accretion of redeemable units to redemption value	—	4,777
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	7,324
Conversion of working capital loans to equity method investee into investments in debt securities - related party	4,375	—
Extinguishment of debt with Series C Preferred Stock	14,000	—
Contribution of Series C Preferred Stock to equity method investee	5,783	—
Conversion of AFX available-for-sale term loan into equity method investments	8,757	—
Issuance of common stock as repayment of convertible debt	2,533	—
Issuance of stock in exchange for services	4,095	—
Conversion of preferred stock into common stock	36,910	—
Transfer of Series C Preferred Stock from Mezzanine to Stockholders' equity	1,468	—
Embedded derivative in association with Convertible Debentures	1,774	—
Equity reallocation between non-controlling interest and additional paid-in capital	25,268	—
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
During the six months ended June 30, 2025 (Successor), we identified an error and recorded an immaterial out of period adjustment of $12,448 to correct an overstatement of Additional paid-in capital, an immaterial out of period adjustment of $4,468 to correct understatement of Net loss attributable to Innventure, Inc. stockholders and an

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
immaterial out of period adjustment of $16,915 to correct an understatement of Non-controlling interest. The impact of the adjustments are not material to the condensed consolidated financial statements for any interim or annual periods prior to June 30, 2025 nor the current financial period. The out of period adjustment to Additional paid-in capital is included in the Non-controlling interest issued and related transfers within the condensed consolidated statements of changes in mezzanine and stockholders' equity (deficit) and the adjustment related to Net loss attributable to Innventure, Inc. within Comprehensive loss attributable to Non-redeemable non-controlling interest on the condensed consolidated statements of operations and comprehensive income (loss).
Reclassifications
Certain amounts reported previously have been reclassified to conform to the current year presentation with no effect on total stockholders' deficit, or net loss as previously reported.
Going Concern
As of June 30, 2025, the Company had cash balance of $6,965, a restricted cash balance of $5,000, accumulated deficit of $305,512 and a working capital deficit of $51,188. During the three and six months ended June 30, 2025 (Successor), the Company incurred a net loss of $141,275 and $394,949, respectively. We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we continue to have an ongoing need to raise significant additional cash from outside sources to sustain our operations and fund our growth plans.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from public or private equity or debt financing (including the SEPA), or otherwise generate sufficient revenues from our Operating Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities, it could result in substantial dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock, $0.0001 par value per share (“Common Stock”). See “Item 1A. Risk Factors – Risks Related to Innventure’s Business – There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.” in our 2024 Annual Report.
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
Recently Adopted Accounting Pronouncements
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
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which reduces the diversity in practice and improves the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. If elected, the amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact ASU 2025-05 will have on its condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Note 3. Investments

	June 30, 2025	December 31, 2024
Equity-method investments	$23,407	$17,547
Investment in debt securities - AFS	9,017	11,187
Total Investments	$32,424	$28,734
Equity-method investments
ESG Fund
The Innventus ESG Fund I, L.P. (the “ESG Fund”) is an investment company that follows a specialized basis of accounting established by GAAP. The Company’s general partnership interest in the ESG Fund is substantially illiquid. While the ESG Fund’s holdings are accounted for at fair value, the equity-method investment in the ESG Fund is adjusted to reflect the fair value of the underlying investments of the ESG Fund as of June 30, 2025 and December 31, 2024. The fair value of the underlying investments in the ESG Fund is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
AeroFlexx
The Company held a 37% and 34% equity method investment interest in AeroFlexx as of June 30, 2025 and December 31, 2024, respectively.
Investment in debt securities - Available for Sale (“AFS”)
On July 1, 2024, the Company entered into a loan agreement with AeroFlexx under which the Company will lend up to $10,000 to AeroFlexx.
The term loans and any unpaid accrued interest are required to be repaid by the maturity date, which is the earlier of (i) December 31, 2026 or (ii) the date of the sale, transfer or other disposition of all AeroFlexx’s assets or AeroFlexx's stock. After any full or partial repayment of the term loans, AeroFlexx may borrow additional funds up to the $10,000 limit until the maturity date. The loans bear interest at the applicable federal rate published by the Internal Revenue Service and is adjusted on a quarterly basis.
The Company has an option to convert the outstanding principal amount of the term loans and any unpaid accrued interest into shares or units in connection with the next issuance of equity securities by AeroFlexx, at a price equal to 100% of the price per share or unit and on the same terms and conditions as applicable to such issuance.
During 2024, the Company lent AeroFlexx the entire $10,000 principal balance under this agreement. As of January 1, 2025, AeroFlexx was unable to raise any additional equity financing; therefore, the outstanding principal and unpaid accrued interest with an amount equal to the equity deficit of $7,250 was automatically converted into Class D preferred units of AeroFlexx at the price of $6.83 per share in accordance with the loan agreement. Upon conversion, a realized gain of $1,507 was recognized for the six months ended June 30, 2025 (Successor) and is included in non-operating income in the condensed consolidated statements of operations and comprehensive income (loss).
During the three months ended June 30, 2025 (Successor), $371 was drawn down by AeroFlexx under the term loan. During the six months ended June 30, 2025 (Successor), $4,375 was reclassified from Due from related parties under the term loan and $2,708 was drawn down by AeroFlexx under the term loan. The total balance drawn as of June 30, 2025 was $10,000.
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
As the contractual maturity of the loan is December 31, 2026, it is included in the non-current line item Investments of the condensed consolidated balance sheets. The increase of $189 and decrease of $691 in fair value of this investment in debt securities for the three and six months ended June 30, 2025 (Successor), respectively, is included as Unrealized gain (loss) on available for sale debt securities - related party in the condensed consolidated statements of operations and comprehensive income (loss).
Additionally, the Company’s carrying amount and maximum exposure relating to AeroFlexx advances and other receivables were $3,897 and $4,472 as of June 30, 2025 and December 31, 2024, included in Due from related parties on the condensed consolidated balance sheets.
Note 4. Fair Value
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in debt security - AFS	$—	$—	$9,017	$9,017

Liabilities:
Earnout liability	$—	$—	$4,370	$4,370
2024 WTI Warrant liability	—	—	12,450	12,450
2025 WTI Warrant liability	—	—	3,400	3,400
Private placement warrant liability	—	7,146	—	7,146
Embedded derivative liability - Convertible Debentures	—	—	1,796	1,796

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs( Level 3)	Total
Assets:
Investment in debt security - AFS	$—	$—	$11,187	$11,187

Liabilities:
Earnout liability	$—	$—	$14,752	$14,752
2024 WTI Warrant liability	—	—	17,230	17,230
Private placement warrant liability	—	16,793	—	16,793
Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis for the six months ended June 30, 2025 (Successor) and the six months ended June 30, 2024 (Predecessor), respectively, are as follows:

	Embedded derivative liability - convertible promissory notes	Investment in debt securities - AFS	Earnout liability	2024 WTI Warrant liability	2025 WTI Warrant liability	Embedded derivative liability - Convertible Debentures
Balance as of January 1, 2024 (Predecessor)	$1,994	$—	$—	$—	$—	$—
Settlement	(2,472)	—	—	—	—	—
Change in fair value	478	—	—	—	—	—
Balance as of June 30, 2024 (Predecessor)	$—	$—	$—	$—	$—	$—

Balance as of January 1, 2025 (Successor)	$—	$11,187	$14,752	$17,230	$—	$—
Additions	—	7,278	—	—	3,090	1,774
Settlement	—	(8,757)	(873)	—	—	—
Change in fair value	—	(691)	(9,509)	(4,780)	310	22
Balance as of June 30, 2025 (Successor)	$—	$9,017	$4,370	$12,450	$3,400	$1,796
There were no transfers in or out of levels during the three and six months ended June 30, 2025 (Successor) nor for the three and six months ended June 30, 2024 (Predecessor).

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The following table summarizes the significant unobservable inputs (Level 3):

Principal Valuation Techniques	Unobservable Inputs	June 30, 2025	December 31, 2024
Investment in debt securities - AFS:
Black-Scholes model	Volatility		120%
	Time to liquidity		2 years
	Discount for lack of marketability		31.00%
	Weighted average cost of capital		45.00%
	Risk-free rate		4.23%
Discounted Cash Flows	AeroFlexx yield	13.31%
Earnout Shares:
Geometric Brownian Motion	Term	6.3 years	6.8 years
	Stock price	$4.80	$13.85
	Volatility	56.00%	56.00%
	Risk-free rate	3.87%	4.42%
	Revenue risk premium	28.20%	36.10%
	Revenue volatility	152.00%	176.00%
2024 WTI Warrants:
Geometric Brownian Motion	Stock price	$4.80	$13.85
	Stock price volatility	56.00%	56.00%
	Credit spread	25.60%	18.80%
2025 WTI Warrants:
Geometric Brownian Motion	Stock price	$4.80
	Stock price volatility	56.00%
	Credit spread	25.60%
Embedded derivative liability - Convertible Debentures:
Discounted Cash Flows	Debt Yield	40.60%
As further discussed and defined in Note 5. Borrowings, the Company issued Convertible Debentures (as defined below) which contain certain features which qualify as embedded derivates requiring bifurcation. The fair value of the embedded derivative liability is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features. The initial fair value of the embedded derivative was determined using a discounted cash flow model as of April 14, 2025 and May 15, 2025 which is reflective of the dates of the Convertible Debenture issuances. The model uses a significant assumption of a debt yield of 44.5% for the April 14, 2025 issuance and 42.6% for the May 15, 2025 issuance.
As further discussed in Note 3. Investments, outstanding principal and accrued interest of $7,250 for the investment in debt securities - AFS was automatically converted into Class D preferred units in accordance with the loan agreement. Prior to the conversion, the fair value was estimated using a Black Scholes model. Post conversion, the fair value is estimated using a discounted cash flow model by discounting the contractual debt cash flows at a rate incorporating the credit risk of AeroFlexx.
The initial fair value of the 2025 WTI Warrants (as defined and further described below) was determined using a Monte Carlo valuation model in which the future stock price is simulated assuming a Geometric Brownian Motion in a risk-neutral framework. The model utilizes significant assumptions including stock price, stock price volatility and credit spread. Specifically, the initial valuation as of the April 14, 2025 issuance date considered a stock price of

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
$3.65, stock price volatility of 57.00%, and credit spread of 27.70%. The credit spread relates to estimated counterparty credit risk of Innventure being able to make payments related to the WTI Lenders’ put right, in which the WTI Lenders may exchange the 2025 WTI Warrants for a total cash payment of $3,000 after the 10-year anniversary of issuance. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve.
For further information on the Earnout Shares (as defined below), 2024 WTI Warrants (as defined below), and 2025 WTI Warrants, refer to Note 9. Earnout Shares and Note 10. Warrants.

Note 5. Borrowings

	Maturities	June 30, 2025	Interest Rates	December 31, 2024	Interest Rates
Series 1 promissory notes	2025 - 2026	$425	15%	$725	12% - 15%
Related party notes	—	—	—	14,000	8% - 15.99%
Convertible debentures	2026	28,172	—%	—
Term convertible notes	2026	2,451	3.94%	—
Related party convertible notes	2025 - 2026	4,002	3.94% - 15%	—
WTI Facility	2028	20,000	13.50%	20,000	13.50%
Total Notes Payable		55,050		34,725
Less: unamortized debt discount		(9,791)		(6,446)
Less: current portion of related party notes payable		—		(14,000)
Less: current portion of related party convertible notes		(1,002)		—
Less: current portion of notes payable		(27,502)		(625)
Total Long-term Notes		$16,755		$13,654
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
The Company’s notes payable, excluding debt issuance costs, mature as follows:

Year Ending December 31,	Amount
2025 (remaining 6 months)	$13,011
2026	29,234
2027	8,244
2028	4,561
Total Debt	$55,050

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Series 1 Promissory Notes
In 2018, the Company authorized the issuance and sale of unsecured promissory notes to investors up to $35,000 (the “Series 1 promissory notes”). From 2018 to 2021, the Company issued promissory notes with a total principal amount of $4,936. The notes require monthly interest payments, have an original maturity period of 36-48 months, and bear interest at 9%-12% per annum. The notes contain two term extension options, at the Company’s election, which can extend the notes’ maturity period to 60 months in total. If the Company elects its first term extension option, the note will bear interest at 12% for months 36 through 48. If the Company elects its second term extension option, the notes will bear interest at 15% for months 48 through 60.
Extensions on Series 1 promissory notes were as follows:

		Three months ended		Six months ended
	Interest Rate	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)
Principal amount of 1st extension promissory notes	12%	$—	$—	$—	$122
Principal amount of 2nd extension promissory notes	15%	$—	$—	$122	$300
Interest expense on Series 1 promissory notes was as follows:

	Three months ended		Six months ended
	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)
Interest attributable to contractual interest	$16	$44	$48	$99
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
Interest expense on the related party notes was as follows:

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

	Three months ended		Six months ended
	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)
Total interest expense	$—	$—	$419	$—
In addition to the related party notes above, the Company also had a related party note for $1,000 through an unsecured promissory note with an additional related party dated May 2, 2024. As per the terms of the executed agreement, the principal amount became due on December 21, 2024 and interest will accrue at the rate of 8.00% per annum. Upon maturity, the Company is required to repay the outstanding principal amount of $1,000 and a loan fee equal to approximately $63.
On March 20, 2025, in connection with the issuance of Series C Preferred Stock (as defined below), the Company extinguished the outstanding amount of related party notes. The Company recognized a loss of $— and $3,538 in Loss on extinguishment of related party debt on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 (Successor), respectively.
WTI Facility
On October 22, 2024, the Company entered into a term loan with WTI Fund X, Inc. and WTI Fund XI, Inc., (collectively, “WTI Lenders”). The terms of the loan provides for a term loan facility in the aggregate principal amount of up to $50,000 (the "WTI Facility"). The total aggregate principal was available in three separate tranches subject to the Company meeting certain conditions. The Company received $20,000 (the “First Tranche”) on November 15, 2024. The First Tranche, principal and interest, shall be repaid over a period of 30 months in equal, monthly installments, commencing after an initial 12-month period of interest-only monthly payments, resulting in a total term of 42 months. The interest rate on the outstanding principal amounts under the WTI Facility for the three and six months ended June 30, 2025 (Successor) was 13.50%.
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
In connection with the WTI Facility, the Company issued the 2024 WTI Warrants to the WTI Lenders (as further defined and described in Note 10. Warrants). The Company accounted for each of the 2024 WTI Warrants as detachable warrants at their fair value. The fair value of the 2024 WTI Warrants was recorded as a liability and as a discount to the WTI Facility on the condensed consolidated balance sheets. The Company is amortizing the discount over the term of the WTI Facility using the straight-line method.
On March 21, 2025, in connection with the issuance of the first tranche of Convertible Debentures (as further described below) to Yorkville, the Company and Innventure LLC entered into a consent (the “Consent”) with WTI Fund X, LLC and WTI Fund XI, LLC (the “WTI Holders”) and the WTI Lenders, modifying the WTI Facility. Specifically, under the Consent, the Company and the WTI Lenders and WTI Holders agreed (i) that from and after the date that the Company receives the initial proceeds from the Convertible Debentures and until such time as such obligations have been paid in full, the Company must maintain at least $5,000 of cash on deposit; (ii) that effective on the date that the Company receives the initial proceeds from the Convertible Debentures, the 2025 WTI Warrants will become payable to the WTI Lenders and their affiliates; and (iii) to certain additional consent provisions. Such provisions from the Consent became effective on April 14, 2025 when the Company received proceeds from the Convertible Debentures. The modification of the WTI Facility was accounted for as an extinguishment of debt though the WTI Facility remains outstanding, resulting in a loss on extinguishment of $3,462 recorded on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
ended June 30, 2025 (Successor). The legal requirement to maintain at least $5,000 of cash on deposit is presented as Restricted cash on the condensed consolidated balance sheets.
Interest expense on this facility was as follows:

	Three months ended		Six months ended
	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)
Interest attributable to contractual interest	$683	$—	$1,358	$—
Interest attributable to amortization of issuance costs and discounts	348	—	856	—
Total interest expense	$1,031	$—	$2,214	$—
Convertible Debentures
On March 25, 2025, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with Yorkville related to the issuance and sale of convertible debentures (“Convertible Debentures”) with an aggregate principal amount of up to $30,000. These Convertible Debentures are convertible into shares of Common Stock (as converted, the “Conversion Shares”). The Convertible Debentures contain certain features which qualify as embedded derivatives requiring bifurcation. Therefore, the bifurcated features are accounted for separately as a compound embedded derivative and included within Embedded derivative liability on the condensed consolidated balance sheets. The host contract, which represents the Convertible Debentures excluding the embedded derivative liability is included in Notes payable - current on the condensed consolidated balance sheets. The Company issued the aggregate principal amount of Convertible Debentures in two tranches tied to separate reporting and filing requirements.
On April 14, 2025, the Company issued the first tranche of the Convertible Debentures with a principal amount of $20,000 in accordance with the Securities Purchase Agreement. The first tranche resulted in gross proceeds to the Company of approximately $18,000, representing an original issue discount of 10% and is scheduled to be repaid in twelve monthly payments with a 5% payment premium due to the lender with each payment. Also on April 14, 2025, the Company issued two warrants (the “2025 WTI Warrants”) to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and June 30, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035. For further information on the 2025 WTI Warrants, refer to Note 10. Warrants.
On May 15, 2025, the Company issued the second tranche of Convertible Debentures with a principal amount of $10,000 in accordance with the Securities Purchase Agreement. The second tranche resulted in gross proceeds to the Company of approximately $9,000, representing an original issue discount of 10% and is scheduled to be repaid in eleven monthly payments with a 5% payment premium due to the lender with each payment. There is no contractual interest associated with amounts outstanding for the Convertible Debentures for the three and six months ended June 30, 2025 (Successor).
On June 4, 2025, the Company entered into an amendment to the Securities Purchase Agreement. The amendment changed the share conversion price to the lessor of: a) $10.00 per share of Common Stock, subject to downward assessment on two reset dates (October 14, 2025, and January 14, 2026) or b) the greater of (i) the average volume-weighted average price (“VWAP”) for the ten trading days prior to the two reset dates and (ii) $2.00, subject to adjustments for stock splits or combinations.
During the three and six months ended June 30, 2025 (Successor), the Company issued 473,825 shares of its Common Stock pursuant to the SEPA in payment of $2,335 of principal and $117 of payment premium of the Convertible Debentures. For further information on this conversion, see Note 11. Stockholders' Equity. During the

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
three and six months ended June 30, 2025 (Successor), the Company made cash payments toward the outstanding loan balance totaling $834 of principal and $42 of payment premium.
Interest expense on this facility was as follows:

	Three months ended		Six months ended
	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)
Interest attributable to amortization of issuance costs	1,701	—	1,701	—
Total interest expense	$1,701	$—	$1,701	$—
Term Convertible Notes
Accelsius entered into unsecured convertible notes with various other parties (the “Term Convertible Notes”) for a total principal amount of $7,750. As of June 30, 2025, $2,750 of agreements were executed and $2,450 of proceeds had been received. The Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.
The Term Convertible Notes, which are subordinated to the WTI Facility, are convertible at the option of the lenders, starting January 2, 2026, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.175. For as long as any portion of the WTI Facility remains outstanding, the lenders will not demand payment related to this Term Convertible Notes, unless they convert the debt into equity.
The interest expense on the Term Convertible Notes was $1 for the three and six months ended June 30, 2025 (Successor).
Related Party Convertible Notes
On June 26, 2025, Accelsius entered into an unsecured Convertible Promissory Note (“CPN”) with a related party lender. The maximum principal amount under the CPN is $3,000, issuable in three equal draws, upon the request of Accelsius and subject to the related party’s sole discretion. Accelsius received the first draw amounting to $1,000 on June 27, 2025. The CPN has a stated interest rate of 15% and Accelsius is required to pay a loan fee (“Loan Fee”) of $35 upon maturity, repayment or conversion of this note.
The CPN is convertible at the option of the related party lender for all amounts due under the Convertible Note, including the Loan Fee, into either preferred units of Accelsius at a price equal to 80% of the next funding round price if Accelsius raises at least $5,000 from unaffiliated investors, or into common units of Accelsius, if no such funding round occurs before the maturity date, with unit pricing of common units determined by an independent valuation firm.
The CPN has a maturity date of December 31, 2025; is subordinated to the WTI Facility and the Convertible Debentures; and each of the WTI Lenders and Yorkville have been granted certain rights under the CPN. The CPN related party lender will not demand payment of this note, for so long as any portion of the WTI Facility or Convertible Debentures remains outstanding. Furthermore, pursuant to a Side Letter, dated June 26, 2025, by and among the Company, Innventure LLC, Accelsius and the related party, until such time as the CPN is either repaid in full or converted into equity of Accelsius, the Company will not seek repayment of any portion of that certain Loan and Security Agreement between Innventure LLC and Accelsius, dated as of March 30, 2023 (subject to certain exceptions).
Accelsius also entered into unsecured convertible notes (“Related Party Term Convertible Notes”, together with the CPN, the “Related Party Convertible Notes”) with certain investors deemed to be Related Parties (as defined in the

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Company’s Related Party Transactions Policy) for a total principal amount of $4,250. Proceeds of $3,000 from the Related Party Term Convertible Notes were received as of June 30, 2025. The Related Party Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.
The Related Party Term Convertible Notes, which are are subordinated to the WTI Facility, are convertible at the option of the lenders, starting January 2, 2026, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.175. For as long as any portion of the WTI Facility remains outstanding, the Related Party Term Convertible Notes lenders will not demand payment related to the Related Party Term Convertible Notes, unless they convert the debt into equity.
The interest expense on Related Party Convertible Notes, including the amortization of the loan fee, was $3 for the three and six months ended June 30, 2025 (Successor).
Note 6. Inventories, net

	June 30, 2025	December 31, 2024
Raw materials	$3,560	$2,974
Work in process	26	50
Finished goods	3,034	2,154
Total inventories	$6,620	$5,178
Note 7. Property, Plant and Equipment

	June 30, 2025	December 31, 2024
Leasehold improvements	$887	$548
Machinery & equipment	1,524	664
Computers & office equipment	14	14
Construction in progress	—	266
Property, plant and equipment, gross	2,425	1,492
Less: Accumulated depreciation	(453)	(78)
Property, plant and equipment, net	$1,972	$1,414
Note 8. Goodwill and Intangible Assets
Goodwill

Balance as of December 31, 2024	$667,936
Impairment	(346,557)
Other	2,084
Balance as of June 30, 2025	$323,463
In addition to annual impairment testing of goodwill, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization and general industry, market and macroeconomic conditions. During the three and six months ended June 30, 2025 (Successor), the Company recorded $113,344 and $346,557 non-deductible, non-cash goodwill impairment charges, respectively, within the condensed consolidated statements of operations and comprehensive income (loss) due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part,

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
sensitive to the general downward volatility experienced in the stock market in late February 2025 through April 2025. The Company’s stock price had not yet recovered as of June 30, 2025.

The Company’s June 30, 2025 and March 31, 2025 goodwill impairment testing was performed using the income approach via a discounted cash flow model. The income approach estimates fair value by converting future cash flows to a current amount on the measurement date after taking into consideration marketplace conditions. Assumptions including discount rate and estimated future cash flows had a significant impact to the estimated fair value of the reporting unit. These fair values are Level 3 assets in the fair value hierarchy.

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

Other intangible assets, net

	June 30, 2025				December 31, 2024
Intangible Asset	Weighted-Average Amortization Period Remaining (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	15.3	17,800	(833)	16,967	17,800	$(277)	$17,523
Customer relationships	2.3	4,600	(1,149)	3,451	4,600	$(382)	$4,218
Developed technology	8.5	165,100	(14,198)	150,902	165,100	$(4,718)	$160,382
Other finite-lived intangible assets	2.4	30	(5)	25	30	—	$30
Total intangible assets		$187,530	$(16,185)	$171,345	$187,530	$(5,377)	$182,153
Amortization expense of $5,405 and $10,808 was recognized for the three and six months ended June 30, 2025 (Successor), respectively, and is recorded within Cost of sales, General and administrative and Research and development on the condensed consolidated statements of operations and comprehensive income (loss).
Estimated future amortization expense is as follows:

Amortization Expense
2025 (excluding the first six months of fiscal year 2025)	$10,808
2026	21,616
2027	21,234
2028	20,073
2029	18,853
2030 and thereafter	78,761
Total	$171,345
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
On January 7, 2025, a total of 344,828 Sponsor Earnout Shares fully vested and were no longer subject to contingencies as the Company’s public stock price had surpassed $11.50 for twenty consecutive days, thereby fulfilling the vesting provision for the Sponsor Earnout Shares. These vesting conditions were not effective on the Company Earnout Shares until 6 months following the Business Combination.
On January 8, 2025, the Company’s Board of Directors formally recognized the creation of the Refinity subsidiary, thereby meeting the milestone two conditions for the Company Earnout Shares. As such, 2,000,000 shares of Common Stock were issued on February 4, 2025 as a result of the satisfaction of the milestone.
The Earnout Shares related to milestone three are liability classified and were fair valued at $4,370 and $14,752 as of June 30, 2025 and December 31, 2024, respectively. The Company recognized a gain of $3,100 and $9,509 in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 (Successor), respectively.
Note 10. Warrants

	Number of Public Warrants	Number of Private Warrants	Number of 2024 WTI Warrants	Number of 2025 WTI Warrants
Outstanding, December 31, 2024 (Successor)	11,240,688	7,146,000	2	—
Exercised	—	—	—	—
Issued	—	—	—	2
Outstanding, June 30, 2025 (Successor)	11,240,688	7,146,000	2	2
There were no warrants outstanding during the three and six months ended June 30, 2024 (Predecessor).
Public Warrants
The Company’s equity-classified public warrants expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share.
Private Placement Warrants
The Company’s liability-classified private placement warrants are measured at fair value based on the price of the public warrants (Level 2 fair value measurement). The private placement warrants will expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share. As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), the fair value of the private placement warrants is $7,146 and $16,793, respectively, and is presented as a current liability in the condensed consolidated balance sheets. For the three and six months ended June 30, 2025 (Successor), the Company recognized a gain of $3,507 and $9,647, respectively, in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss).
WTI Warrants
On October 22, 2024, in connection with the WTI Facility, the Company issued warrants (the "2024 WTI Warrants") to the WTI Lenders. The 2024 WTI Warrants are considered freestanding financial instruments and are recorded at fair value on the condensed consolidated balance sheets as a warrant liability in the amount of $12,450 and $17,230 as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively. For the three and six months ended June 30, 2025 (Successor), the Company recognized a gain of $900 and $4,780, respectively, in change in fair value of financial liabilities on the condensed consolidated statements of operations and

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
comprehensive income (loss). The 2024 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.
On April 14, 2025, the Company issued the 2025 WTI Warrants to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and June 30, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035, with additional customary rights and protections. The 2025 WTI Warrants were issued to the WTI Holders in conjunction with the first issuance of the Convertible Debentures. The 2025 WTI Warrants serve as consideration for certain provisions under the Consent. The Company recognized the related warrant liability at fair value at an amount of $3,090 at the time of issuance. The 2025 WTI Warrants are recorded at fair value on the condensed consolidated balance sheets in the amount of $3,400 as of June 30, 2025 (Successor). For the three and six months ended June 30, 2025 (Successor), the Company recognized a loss of $310, in the change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The 2025 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.

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
Series B Preferred Stock
As of June 30, 2025, 3,000,000 shares of the authorized preferred stock are designated as Series B preferred stock, $0.0001 par value per share (“Series B Preferred Stock”).
Series B Preferred Stock is entitled to an 8% annual rate dividend. On March 19, 2025, the Company distributed 21,808 shares of Series B Preferred Stock to represent $218 in cumulative dividends for Series B Preferred Stock, covering the period from the initial issue date, as defined in the certificate of designation of Series B Preferred Stock, to December 31, 2024, as a payment in kind at the specified rate. During the three and six months ended June 30, 2025 (Successor), the holders of Series B Preferred Stock exercised their conversion right and converted 1,085,664 shares of Series B Preferred Stock for 2,164,673 shares of Common Stock. Upon conversion, all the converted Series B Preferred Stock shares were canceled and retired.
As a result, the Company had a total of 33,144 shares of Series B Preferred Stock issued and outstanding as of June 30, 2025. As of June 30, 2025, the Company accrued $20 for the 8% dividend in the Obligation to issue equity on the condensed consolidated balance sheets.
Series C Preferred Stock
As of June 30, 2025, 5,000,000 shares of the authorized preferred stock are designated as series C preferred stock, $0.0001 par value per share (the “Series C Preferred Stock”). On March 24, 2025, Innventure issued 2,885,848 shares of Series C Preferred Stock at the original issue price for a total amount of $28,858. The consideration received by the Company was in the form of cash, services rendered and the cancellation of related party debt. During the three and six months ended June 30, 2025 (Successor), the holders of Series C Preferred Stock exercised their conversion right and converted 2,735,848 shares of Series C Preferred Stock for 5,471,696 shares of Common Stock. Upon conversion, all the converted Series C Preferred Stock shares were canceled and retired.
The Series C Preferred Stock is subject to similar terms and conditions as the Series B Preferred Stock. The Company had a total of 150,000 shares of Series C Preferred Stock issued and outstanding as of June 30, 2025. As

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
of June 30, 2025, the Company accrued $32 for the 8% dividend in the Obligation to issue equity on the condensed consolidated balance sheets.
Common Stock
The Company is authorized to issue 250,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of June 30, 2025 there were 55,221,494 shares of Common Stock issued and outstanding.
Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville. This agreement became effective concurrently with the Business Combination.
Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $75,000 of Common Stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on the Closing and continuing for a term of 3 years.
The SEPA will automatically terminate on the earlier to occur of (i) November 01, 2027 and (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA for Common Stock equal to the commitment amount of $75,000.
Pursuant to the SEPA, the Company issued 473,825 shares of Common Stock to the investors as repayments under the Convertible Debentures referenced in Note 5. Borrowings during the three and six months ended June 30, 2025 (Successor).
For the three and six months ended June 30, 2025 (Successor), in addition to the Common Stock issuances pursuant to the SEPA made in repayment towards the Convertible Debentures noted above, the Company sold nil and 73,993 shares of Common Stock under the SEPA, raising $— and $931 in cash proceeds, respectively, which is classified within Issuance of common shares, net of issuance costs in the condensed consolidated statements of changes in mezzanine and stockholders' equity (deficit). As of June 30, 2025, the maximum remaining availability under the SEPA is approximately $70,000.
Service Provider Shares

In December 2023, the Company entered into an agreement to receive financial advisory services in exchange for equity. Upon Closing of the Business Combination, the Company became liable for $441 of Common Stock divided by the conversion price of $10.87, resulting in 40,552 shares. In connection with the closing of the WTI Facility mentioned in Note 5. Borrowings, the Company became liable for $500 worth of Common Stock calculated as the VWAP of the Common Stock over the five consecutive trading days ending on the trading day immediately preceding November 15, 2024, $11.13, for a total of 44,919 shares. On February 3, 2025, the Company has issued the aggregate 85,471 shares of Common Stock for services rendered.

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
2024 Equity and Incentive Compensation Plan

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Restricted Stock Units
On June 25, 2025, the Company issued 111,525 restricted stock units (“RSUs”) to five directors pursuant to the Innventure Non-Management Director Compensation Plan . The RSUs had a grant date fair value of $600 based on a fair value per unit of $5.38. The fair value of RSUs is determined based on the closing market price of the Company’s Common Stock at the date of the grant.

During the three and six months ended June 30, 2025 (Successor), the Company recognized compensation costs related to the RSUs of $6,979 and $10,895, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, the Company had $12,946 in stock-based compensation expense remaining to be recognized over approximately 1.4 years.
Stock Options
On February 26, 2025, the Company issued 140,000 stock options to two independent contractors. The stock options were granted with an exercise price of $8.84. Using the Black-Scholes option pricing model, the estimated grant date fair value of stock options was $4.97 per option based on an expected volatility of 56%, an expected option term of approximately 5.9 years, and risk-free rate of return of 4.06%. The stock options have a maximum contractual life of 10 years from the grant date.

During the three and six months ended June 30, 2025 (Successor), the Company recognized compensation costs related to the stock options of $1,515 and $2,541, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, the Company had $4,217 in compensation expense remaining to be recognized over approximately 1.6 years.
Stock Appreciation Rights
In 2024, the Company issued 30,000 cash-settled stock appreciation rights (“SARs”) which were recognized at their fair value as of the date of the grant. These SARs entitle participants to cash equal to the value of the appreciation in Accelsius’ stock price over the base price established of $12.175. These cash-settled SARs are liability classified and are revalued at each reporting period. The SARs were valued as of June 30, 2025 using the Black-Scholes option-pricing model based on an expected volatility of 80%, an expected term of approximately 1.5 years, and risk-free rate of return of 4%. The Company recognized a decrease in compensation expense in the amount of $244 and $693 in relation to the change in fair value of the cash-settled SARs for the three and six months ended June 30, 2025 (Successor), respectively.

On June 25, 2025, the SARs agreements were amended. Under these amendments, any payments by the Company to the participants shall be made in the form of shares of Common Stock and the maximum number of shares of Common Stock that may be issued pursuant to the SAR Agreements shall be 4,000,000.

Subsidiary Equity Plan
Accelsius Subsidiary Equity Plan
During the three and six months ended June 30, 2025 (Successor), there were 133,000 Class C units granted under the Accelsius Subsidiary Equity Plan, with a grant date fair value per share of $20.75. During the three and six months ended June 30, 2024 (Predecessor), there were nil and 110,000 Class C units granted, respectively, with a grant date fair value per unit of $— and $4.41, respectively.
The Company recognized compensation costs related to the Accelsius Subsidiary Equity Plan of $912 and $1,810 for the three and six months ended June 30, 2025 (Successor) and $248 and $593 for the three and six months ended June 30, 2024 (Predecessor), respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, the Company had $8,457 in unit-based compensation expense remaining to be recognized over approximately 2.21 years.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Note 13. Income Taxes
During the three and six months ended June 30, 2025 (Successor), the Company recognized income tax benefits of $2,220 and $3,619, respectively. During the three and six months ended June 30, 2024 (Predecessor), no income tax provision or expense was recorded.
For interim tax reporting, the Company estimated one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date pre-tax book loss. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. The effective tax rate for the three and six months ended June 30, 2025 (Successor) was a benefit of 1.58% and 0.92%, respectively, driven primarily by the impact of the goodwill impairment, which is not deductible for tax purposes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
Note 14. Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common shares and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of Series B Preferred Stock, Series C Preferred Stock, 2024 WTI Warrants and 2025 WTI Warrants, which are determined to be participating securities, do not have a contractual obligation to fund losses, undistributed net losses are not allocated to them for purposes of the loss per share calculation.
Given the historical structure of the Predecessor, the Company determined that the calculation of earnings per membership unit results in values that are not a valuable metric to users of these consolidated financial statements. Therefore, earnings per share (“EPS”) information is omitted for the Predecessor periods. Presented in the table below is a reconciliation of the numerator and denominator for the EPS calculations for the three and six months ended June 30, 2025 (Successor):

	Three months ended June 30, 2025	Six months ended June 30, 2025
Numerator:
Net loss attributable to Innventure, Inc., shareholders	$(84,227)	$(227,224)
Less: Cumulative earnings to participating securities	37	42
Undistributed loss for participating securities	(84,264)	(227,266)
Less: Undistributed loss attributable to participating securities	—	—
Net loss attributable to common shareholders, basic and diluted	$(84,264)	$(227,266)

Denominator:
Weighted average number of units outstanding, basic and diluted	52,546,491	49,417,092
Net loss per share attributable to common shareholders, basic and diluted	$(1.60)	$(4.60)

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
The following table presents the potential Common Stock outstanding that was excluded from the computation of diluted net loss per share of Common Stock for the periods presented because including them would have been antidilutive:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Public warrants	11,240,688	11,240,688
Private placement warrants	7,146,000	7,146,000
2024 WTI Warrants	1,000,000	1,000,000
Convertible Debentures	2,817,200	2,817,200
2025 WTI Warrants	495,074	495,074
Series B Preferred Stock	41,762	26,516
Series C Preferred Stock	189,000	194,062
Share options	1,596,702	1,596,702
RSUs	2,148,001	2,148,001
SARs	320,000	320,000
Note 15. Related Party Transactions
As more fully described in Note 5. Borrowings, the Company has various notes with affiliates, including short-term notes with three separate related parties which were settled on March 20, 2025. In addition, the Company issued a convertible note to the ESG Fund pursuant to the Amended and Restated Series I Convertible Note Purchase Agreement, dated as of June 2, 2023, by and among Accelsius, ESG Fund, and the other parties thereto, which was converted during the three months ended March 31, 2024. During the three months ended June 30, 2025 (Successor), the Company entered into the Related Party Convertible Notes with various related parties, including other lenders.
Transactions with Directors
As more fully described in Note 12. Stock-based Compensation, the Company issued various equity awards to related parties throughout 2024. On December 9, 2024, the Company issued 1,246,722 RSUs with a grant date fair value of $15,210 and 590,163 stock options with a grant date fair value of $3,913 to a cumulative of eight directors. On December 31, 2024, the Company issued 200,000 SARs with a grant date fair value of $7,820 to four directors and former directors. On March 22, 2024, the Company issued 100,000 Class C Units with a grant date fair value of $441 to one director under the Accelsius Subsidiary Equity Plan. Additionally, on June 25, 2025, the Company issued 111,525 RSUs with a grant date fair value of $600 to five directors pursuant to the Innventure Non-Management Director Compensation Plan.
Transactions with the ESG Fund
As more fully described in Note 2. Accounting Policies in our 2024 Annual Report, the Company earns a 1-2% management fee for administrative, finance and accounting, and other back-office functions from the ESG Fund. Management fees earned from the ESG Fund were $195 and $391 for the three and six months ended June 30, 2025 (Successor), respectively, and $196 and $393 for the three and six months ended June 30, 2024 (Predecessor), respectively, which is recorded as Revenue in the condensed consolidated statements of operations and comprehensive income (loss).
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
Transactions with AeroFlexx
On March 24, 2025, the Company issued 578,294 shares of Series C Preferred Stock to settle AeroFlexx’s debt with a related party. The Company considers the stock issuance to be an investment in AeroFlexx of $5,783 which was recorded in Investments on the condensed consolidated balance sheets.
Note 16. Commitments and Contingencies
PCT Guaranty
On April 22, 2020, the Company entered into a guaranty with a counterparty to unconditionally guarantee PCT’s obligation to reimburse a $5,000 prepayment upon PCT’s failure to meet certain performance thresholds. Performance thresholds include the commission and construction of a plant. The guaranty has no expiration. The total amount paid by the Company under the guaranty is $0 and total interest paid is $0. As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), there was no principal outstanding under the guaranty.
Patent Agreement Contingent Fees
In 2022, the Company entered into two agreements with an MNC to purchase in-process research and development consisting of patents, technology, and knowledge transfer related to cooling technology for critical electronic equipment in a transaction that was determined to be an asset acquisition.
On June 30, 2025, Accelsius entered into an amended and restated agreement with a certain MNC. The amended agreement modifies several terms and notably (a) eliminates revenue-based royalty payments, (b) extends the due dates for fixed installment payments, (c) modifies and reduces the buy-out fee payable to the MNC in lieu of future installment payments upon certain events such as an assignment of the agreement or a capital event (including a change of control or initial public offering), at the option of either the MNC or Accelsius, and (d) eliminates Accelsius’s ability to unilaterally terminate the agreement upon the occurrence of certain events (other than a material breach) and provides the MNC with certain limited information rights related to the equity ownership of Accelsius.
Under the terms of the agreements, the Company is required to make fixed installment payments, as disclosed below, for each year of the agreement through December 31, 2040.

Years Ending December 31,	Amount
2025 (excluding the first six months of fiscal year 2025)	$700
2026	825
2027	825
2028	825
2029	825
Thereafter	9,075
Total	$13,075
License and Royalty Commitments
On December 12, 2024, the Company entered into a license agreement with a third party to obtain exclusive rights to use certain know-how, patents, and data relating to processes for the gasification of plastic waste (the “Gasification Technology”). Ownership of the Gasification Technology will transfer to the Company for a fee of $500 contingent upon achievement of a commercial milestone, which is not yet probable.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The Company is committed to pay a semi-annual fee of $65 until ownership transfers or the Gasification Technology is no longer licensed, which is accrued on a monthly basis. During the three and six months ended June 30, 2025 (Successor), $65 and $33, respectively, related to the Gasification Technology was recognized within General and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
The Company is committed to pay annual royalties based on Refinity-related gross sales and licensing revenue starting in 2025. For the three and six months ended June 30, 2025 (Successor), no royalty payments were made to the third party.
Framework Agreement
On January 22, 2025, Refinity entered into the Framework Agreement (“Framework Agreement”) with a third party to obtain research services focusing on the further development and optimization of the Gasification Technology.
Refinity agreed to pay a minimum fee of €2,000 for the period beginning January 22, 2025 and ending April 30, 2026 (“Year 1”), and €3,000 for the period beginning May 1, 2026 and ending April 30, 2027 (“Year 2”); provided that, if the third party is unable to provide all of the services contemplated to be provided during Year 1 due to its resource constrains, any unused portion of the minimum fee for Year 1 will be deferred to Year 2 and added to the Year 2 minimum fee. Expenses for services from contracts under the Framework Agreement are recognized as incurred and are applied to the minimum fee. During the three and six months ended June 30, 2025 (Successor), Refinity incurred €425 and €516, respectively, of service expenses toward the Year 1 minimum fee. After currency conversion, Refinity incurred $526 and $619, respectively, toward the Year 1 minimum fee during the three and six months ended June 30, 2025 (Successor). Additionally, during the three and six months ended June 30, 2025 (Successor), Refinity made payments of $302 on costs incurred as a part of the Year 1 minimum fee.
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
The following table presents information about the Company’s Technology segment for the three and six months ended June 30, 2025 (Successor) and the three and six months ended June 30, 2024 (Predecessor). The information includes the significant expense categories and amounts regularly provided to the CODM for the reportable segment, which may reflect a different presentation than amounts presented elsewhere in the condensed consolidated financial statements. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the Technology segment.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

	Three months ended		Six months ended
	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)
Revenue	$254	$—	$255	$—
Interest income	—	—	4	—

Cost of sales	$2,861	$—	$3,045	$—
Employee costs	3,517	2,701	7,804	5,330
Facilities, equipment & supplies	80	181	461	399
General and administrative	840	143	3,235	286
Outside services	501	175	809	412
Research and development	3,678	690	8,023	1,343
Sales and marketing	148	194	432	357
Depreciation expense *	156	64	301	69
Interest expense	190	55	317	491
Income tax expense (benefit)	(2,645)	—	(4,104)	—
Goodwill impairment	113,344	—	346,557	—
Other **	91	106	195	1,750
Total Expenses	$122,761	$4,309	$367,075	$10,437

Net Loss	$(122,507)	$(4,309)	$(366,816)	$(10,437)
* Represents depreciation expense not already included in Cost of sales.
** Other - change in fair value of financial liabilities, loss on conversion of promissory notes, travel and other miscellaneous expenses.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The following table reconciles the reportable segment to amounts reflected in our condensed consolidated financial statements.

	Three months ended		Six months ended
	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)
Revenues:
Technology	$254	$—	$255	$—
Other	249	250	499	501
Elimination of management services provided to Technology	(27)	(27)	(54)	(54)
Consolidated Revenues	$476	$223	$700	$447

Interest Expense:
Technology	$190	$55	$317	$491
Other	2,747	44	4,382	99
Consolidated Interest Expense	$2,937	$99	$4,699	$590

Interest Income:
Technology	$—	$—	$4	$—
Other	290	56	510	142
Consolidated Interest Income	$290	$56	$514	$142

Depreciation and Amortization Expense:
Technology	$5,629	$64	$11,177	$69
Other	5	—	5	—
Consolidated Depreciation and Amortization Expense	$5,634	$64	$11,182	$69

Net Loss:
Technology	$(122,508)	$(4,309)	$(366,817)	$(10,437)
Other	(18,767)	(7,005)	(28,132)	(8,403)
Consolidated Net Loss	$(141,275)	$(11,314)	$(394,949)	$(18,840)

Capital Expenditures:
Technology	$15	$66	$932	$706
Other	—	—	—	—
Consolidated Capital Expenditures	$15	$66	$932	$706
All long-lived assets are located entirely in the United States. Segment assets are not reviewed by the CODM and therefore are not disclosed.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Note 18. Subsequent Events
In connection with the preparation of the condensed consolidated financial statements and related disclosures for the period ended June 30, 2025, management has evaluated events through August 14, 2025, which is the date the condensed consolidated financial statements were available to be issued. Events occurring after June 30, 2025 are:
In July and August 2025, pursuant to the SEPA, the Company issued a total of 471,812 shares of Common Stock to Yorkville as repayments towards the Convertible Debentures referenced in Note 5. Borrowings. The repayments totaled $2,500, comprised of a principal amount of $2,381 and an $119 payment premium on the Convertible Debentures.
On July 1, 2025, the Company entered into a Term Convertible Note with a related party for a principal amount of $5,000, on substantially the same terms and conditions as the Term Convertible Notes referenced in Note 5. Borrowings, including the maturity and interest rate.
On July 19, 2025, the Company amended and restated the Accelsius Subsidiary Equity Plan. The Class C units available to be issued under the Accelsius Subsidiary Equity Plan was increased to 4,565,000.
On July 21, 2025, the Company authorized the issuance of an additional 915,000 Class C Units under the Accelsius Subsidiary Equity Plan.
In July and August 2025, the Company issued an aggregate 5,000 shares of Common Stock to a third party for services in respect of public relations and investor communications.
On August 12, 2025, Accelsius entered into unsecured convertible promissory notes with two parties, for an aggregate principal amount of $2,100. The unsecured convertible promissory notes bear interest at the rate of 6.5% per annum on the principal amount and is repayable on demand by the lenders on or after the two-year anniversary of the issuance date. However, the unsecured convertible promissory notes are subordinated in right of payment to the prior payment in full in cash or conversion, as applicable, of the WTI Facility, the Convertible Debentures, the Term Convertible Notes, the Related Party Convertible Notes and the indebtedness of Accelsius owed to Innventure LLC (together, the “Senior Indebtedness”) referenced in Note 5. Borrowings. Although the Company has the right to prepay these notes at any time without premium or penalty, the lenders will not demand repayment, and the Company will not repay the amounts due under these notes as long as any portion of the Senior Indebtedness remains outstanding.
The unsecured convertible promissory notes are automatically convertible, after the first future preferred equity issuance by Accelsius, raising at least $5,000 in gross cash proceeds from unaffiliated investors (the “Next Funding Round”), into the units of the same series sold in the Next Funding Round at a price per unit equal to 80% of the price per unit in such Next Funding Round. Concurrently with the conversion, the Company will issue warrants to the lenders exercisable for Accelsius’ units of the same series sold in the Next Funding Round. These warrants will be exercisable for 0.5 units for every 1 unit that is issued as part of the conversion. The exercise price for the warrants will be set at 120% of the price the units in the Next Funding Round are sold.
On August 14, 2025, the Board approved the accelerated vesting of 46,875 unvested Class C units, which were granted to a related party in 2024 pursuant to the Accelsius Subsidiary Equity Plan. The Company recognized the remaining stock-based compensation expense of $189 based on the acceleration.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our and our predecessor’s, as applicable, unaudited condensed consolidated financial statements and related notes as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 included in Item 1 of this Form 10-Q and our predecessor’s, as applicable, audited consolidated financial statements and related notes as of and for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”). This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below in this section and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward–Looking Statements” included elsewhere in this Form 10-Q and in the Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Innventure founds, funds, and operates companies with a focus on transformative, sustainable technology solutions that we acquire or license from technology innovators, which are typically multinational corporations (“MNCs”) with the intent to maximize values for investors and other stakeholders through positive cash flow generated through holding long term positions in AeroFlexx, LLC (“AeroFlexx” or “AFX”), Accelsius Holdings LLC (“Accelsius” or “ACC”) and Refinity Olefins, LLC (“Refinity” and, together with AeroFlexx and Accelsius, the “Innventure Companies” and, together with those subsidiary companies that Innventure may found, fund, and operate going forward, the “Operating Companies”). Refer to Item 1. Business of the Form 10-K for a detailed discussion of our business activities.
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
As a consequence of the Business Combination, Innventure, Inc., is the successor to an SEC-registered and Nasdaq-listed company which will require Innventure to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Innventure is incurring additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.
Innventure’s future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.
Results of Operations for the three and six months ended June 30, 2025 (Successor) and three and six months ended June 30, 2024 (Predecessor) (in thousands, except as otherwise noted)
To reflect the application of different bases of accounting as a result of the Business Combination, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) three and six months ended June 30, 2024 (labeled “Predecessor”) and (2) three and six months ended June 30, 2025 (labeled “Successor”).
Comparison of the six months ended June 30, 2025 and June 30, 2024:

	Successor	Predecessor
	Six months ended June 30, 2025	Six months ended June 30, 2024	Change
	($)	($)	($)	(%)
Revenue	$700	$447	$253	56.6%

Operating Expenses
Cost of sales	3,045	—	3,045	nm*
General and administrative	38,245	16,283	21,962	134.9%
Sales and marketing	4,304	2,549	1,755	68.9%
Research and development	12,321	3,433	8,888	258.9%
Goodwill impairment	346,557	—	346,557	nm*
Total Operating Expenses	404,472	22,265	382,207	1,716.6%

Loss from Operations	(403,772)	(21,818)	(381,954)	1,750.6%

Non-operating (Expense) and Income
Interest expense, net	(4,185)	(448)	(3,737)	834.2%
Net gain (loss) on investments	—	4,399	(4,399)	(100.0)%
Net gain (loss) on investments – due to related parties	—	(160)	160	(100.0)%
Change in fair value of financial liabilities	23,605	(478)	24,083	(5,038.3)%
Equity method investment (loss) income	(8,680)	784	(9,464)	(1,207.1)%
Realized gain on conversion of available for sale investment	1,507	—	1,507	nm*
Loss on extinguishment of related party debt	(3,538)	—	(3,538)	nm*
Loss on extinguishment of debt	(3,462)	—	(3,462)	nm*
Loss on conversion of promissory notes	—	(1,119)	1,119	(100.0)%
Miscellaneous other expense	(43)	—	(43)	nm*
Total Non-operating (Expense) Income	5,204	2,978	2,226	74.7%

Income tax benefit	(3,619)	—	(3,619)	nm*

Net Loss	(394,949)	(18,840)	(376,109)	1,996.3%
Less: net loss attributable to
Non-redeemable non-controlling interest	(167,725)	(6,333)	(161,392)	2,548.4%

Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(227,224)	(12,507)	(214,717)	1,716.8%

Other comprehensive income, net of taxes:
Unrealized gain (loss) on available for sale debt securities - related party	(691)	—	(691)	nm*
Reclassification of realized gain on conversion of available for sale investments	(1,507)	—	(1,507)	nm*
Total other comprehensive income, net of taxes	(2,198)	—	(2,198)	nm*

Total comprehensive loss, net of taxes	(397,147)	(18,840)	(378,307)	2,008.0%
Less: comprehensive loss attributable to
Non-redeemable non-controlling interest	(167,725)	(6,333)	(161,392)	2,548.4%
Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(229,422)	$(12,507)	$(216,915)	1,734.3%
*not meaningful
Revenue
Revenue was $700 for the six months ended June 30, 2025 (Successor) and $447 for the six months ended June 30, 2024 (Predecessor), an increase of $253, or 56.6%. Management fee revenues were consistent period over period, with the increase driven by $255 of product sales in the Technology segment.
Cost of sales

Cost of sales was $3,045 for the six months ended June 30, 2025 (Successor) and nil for the six months ended June 30, 2024 (Predecessor), an increase of $3,045. The increase relates to the generation of revenue at the Technology segment resulting in an increase in amortization of intangible assets of $1,612, employee costs of $987 and costs related to material costs and supplies amounting to $631.
General and administrative
General and administrative expense was $38,245 for the six months ended June 30, 2025 (Successor) and $16,283 for the six months ended June 30, 2024 (Predecessor), an increase of $21,962, or 134.9%. The increase in expenditure was attributed to increased stock-based compensation costs of $14,324, increased intangible asset amortization of $2,902 and increased professional and legal fees of $2,800.
Sales and marketing
Sales and marketing expense was $4,304 for the six months ended June 30, 2025 (Successor) and $2,549 for the six months ended June 30, 2024 (Predecessor), an increase of $1,755, or 68.9%. The increase was due to increased employee costs of $1,076 and increased advertising and marketing-related events and expenses associated with the commercialization phase of the Technology segment of $675.
Research and development
Research and development expense was $12,321 for the six months ended June 30, 2025 (Successor) and $3,433 for the six months ended June 30, 2024 (Predecessor), an increase of $8,888, or 258.9%. The increase was due to amortization of intangible assets of $6,289, an increase in employee costs of $1,531, and an increase in supplies and materials samples expenses of $1,100.
Goodwill impairment
Goodwill impairment, was $346,557 for the six months ended June 30, 2025 (Successor) and nil for the six months ended June 30, 2024 (Predecessor), an increase of $346,557. The increase was due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were sensitive to the general downward volatility experienced in the stock market during late February 2025 through April 2025. The Company’s stock price had not yet recovered as of June 30, 2025.
Interest expense, net
Interest expense, net was $4,185 for the six months ended June 30, 2025 (Successor) and $448 for the six months ended June 30, 2024 (Predecessor), an increase of $3,737, or 834.2%. The increase was due to amortization of issuance costs on the convertible debentures (“Convertible Debentures”) with an aggregate principal amount of up to $30,000 issued and sold pursuant to the Securities Purchase Agreement that the Company entered into with a third party on March 25, 2025 of $1,701, an increase in contractual interest expense for the term loan entered into on October 22, 2024 by and among the Company and WTI Fund X, Inc. and WTI Fund XI, Inc., (collectively, “WTI Lenders”), which provides for a term loan facility in the aggregate principal amount of up to $50,000 (the “WTI Facility”), of $1,358, amortization of issuance costs on the WTI Facility of $856, partially offset by a decrease in interest expense of $134 related to convertible promissory notes that were converted in March 2024.
Net gain (loss) on investments
Net gain on investments was nil for the six months ended June 30, 2025 (Successor) and $4,399 for the six months ended June 30, 2024 (Predecessor), a decrease of $4,399. The decrease was due to the gain on investment in PureCycle Technologies, Inc. (“PCT”) owned stock via Class PCTA units during the six months ended June 30, 2024 (Predecessor), which is no longer consolidated in the Company’s condensed consolidated financial statements as a result of Business Combination.
Net gain (loss) on investments – due to related parties

Net loss on investments – due to related parties was nil for the six months ended June 30, 2025 (Successor) and $160 for the six months ended June 30, 2024 (Predecessor), a decrease of $160. The decrease was due to an increase in the fair value of the liability of PCT stock owed to other parties for the six months ended June 30, 2024 (Predecessor). The Class PCTA associated liabilities are no longer consolidated in the Company’s condensed consolidated financial statements as a result of the Business Combination.
Change in fair value of financial liabilities
The fair value of financial liabilities decreased by $23,605 for the six months ended June 30, 2025 (Successor) and increased by $478 for the six months ended June 30, 2024 (Predecessor), an increase to income of $24,083, or 5,038.3%. The increase to income was due to decreases in fair value for warrants of $14,117 and earnout liabilities of $9,509.
Equity method investment (loss) income
Equity method investment loss was $8,680 for the six months ended June 30, 2025 (Successor) and equity method investment gain was $784 for the six months ended June 30, 2024 (Predecessor), a change of $9,464, or 1,207.1%. The loss during the six months ended June 30, 2025 (Successor) is related to losses from the Company’s equity method investment in AeroFlexx of $8,611. The gain during the six months ended June 30, 2024 (Predecessor) was due to an allocated gain from the Innventus ESG Fund I, L.P. (the “ESG Fund”) ESG Fund of $1,342 offset by an allocated loss from investment in AeroFlexx of $559.
Realized gain on conversion of available for sale investment
Realized gain on conversion of available for sale investment was $1,507 for the six months ended June 30, 2025 (Successor) and nil for the six months ended June 30, 2024 (Predecessor), an increase of $1,507. The increase was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain during the six months ended June 30, 2025 (Successor).
Loss on extinguishment of related party debt
Loss on extinguishment of related party debt was $3,538 for the six months ended June 30, 2025 (Successor) and nil for the six months ended June 30, 2024 (Predecessor), an increase of $3,538. The increase was due to the extinguishment of the related party loans by additional issuances of Series C Preferred Stock (as defined below) during the six months ended June 30, 2025 (Successor). There was no gain or loss on extinguishment of related party debt for the six months ended June 30, 2024 (Predecessor).
Loss on extinguishment of debt
Loss on extinguishment of debt was $3,462 for the six months ended June 30, 2025 (Successor) and nil for the six months ended June 30, 2024 (Predecessor), an increase of $3,462. The increase was due to the modification of the WTI Facility in connection with the issuance of the first tranche of the Convertible Debentures to Yorkville (as defined below), which was accounted for as an extinguishment though the WTI Facility remains outstanding. During the six months ended June 30, 2025, the Company issued two warrants (the “2025 WTI Warrants”) to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and June 30, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to WTI Fund X, LLC and WTI Fund XI, LLC (the “WTI Holders”). Each of the 2025 WTI Warrants is exercisable through March 31, 2035. The 2025 WTI Warrants were issued to the WTI Holders as consideration for the WTI Holders and other parties entering into a consent with the Company and Innventure LLC (the “Consent”) in connection with the issuance of the first tranche of the Convertible Debentures to Yorkville under the Securities Purchase Agreement. The 2025 WTI Warrants are subject to certain future adjustments in accordance with the terms of the 2025 WTI Warrants. There was no gain or loss on extinguishment of debt for the six months ended June 30, 2024 (Predecessor).
Loss on conversion of promissory notes

Loss on conversion of promissory notes was nil for the six months ended June 30, 2025 (Successor) and $1,119 for the six months ended June 30, 2024 (Predecessor), a decrease of $1,119. This was due to the automatic conversion of promissory notes during the six months ended June 30, 2024 (Predecessor) into equity instruments which was treated as an extinguishment thereby generating a loss. There was no equivalent transaction for the six months ended June 30, 2025 (Successor).
Unrealized gain (loss) on available for sale debt securities - related party
Unrealized loss on available for sale debt securities - related party was $691 for the six months ended June 30, 2025 (Successor) and nil for the six months ended June 30, 2024 (Predecessor), a decrease of $691. The decrease was due to the fair value adjustment to investments in debt securities which are classified as available for sale.
Reclassification of realized gain on conversion of available for sale investments
Reclassification of realized gain on conversion of available for sale investments was $1,507 for the six months ended June 30, 2025 (Successor) and nil for the six months ended June 30, 2024 (Predecessor), an increase of $1,507. The increase was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain during the six months ended June 30, 2025 (Successor).
Loss attributable to Non-redeemable non-controlling interest
Loss attributable to non-redeemable non-controlling interests was $167,725 for the six months ended June 30, 2025 (Successor) and $6,333 for the six months ended June 30, 2024 (Predecessor), an increase of $161,392, or 2,548.4%. This was due to the increase in the Technology segment net loss as a result of goodwill impairment during the six months ended June 30, 2025 (Successor) as compared to the six months ended June 30, 2024 (Predecessor).

Comparison of the three months ended June 30, 2025 and June 30, 2024:

	Successor	Predecessor
	Three months ended June 30, 2025	Three months ended June 30, 2024	Change
	($)	($)	($)	(%)
Revenue	$476	$223	$253	113.5%

Operating Expenses
Cost of sales	2,861	—	2,861	nm*
General and administrative	18,569	8,379	10,190	121.6%
Sales and marketing	2,208	1,366	842	61.6%
Research and development	6,068	1,764	4,304	244.0%
Goodwill impairment	113,344	—	113,344	nm*
Total Operating Expenses	143,050	11,509	131,541	1,142.9%

Loss from Operations	(142,574)	(11,286)	(131,288)	1,163.3%

Non-operating (Expense) and Income
Interest expense, net	(2,647)	(43)	(2,604)	6,055.8%
Net gain (loss) on investments	—	(790)	790	(100.0)%
Net gain (loss) on investments – due to related parties	—	26	(26)	(100.0)%
Change in fair value of financial liabilities	7,176	—	7,176	nm*
Equity method investment (loss) income	(1,924)	779	(2,703)	(347.0)%
Loss on extinguishment of debt	(3,462)	—	(3,462)	nm*
Miscellaneous other expense	(64)	—	(64)	nm*
Total Non-operating (Expense) Income	(921)	(28)	(893)	3,189.3%

Income tax benefit	(2,220)	—	(2,220)	nm*

Net Loss	(141,275)	(11,314)	(129,961)	1,148.7%
Less: net loss attributable to
Non-redeemable non-controlling interest	(57,048)	(4,026)	(53,022)	1,317.0%

Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(84,227)	(7,288)	(76,939)	1,055.7%

Other comprehensive income, net of taxes:
Unrealized gain (loss) on available for sale debt securities - related party	189	—	189	nm*
Total other comprehensive income, net of taxes	189	—	189	nm*

Total comprehensive loss, net of taxes	(141,086)	(11,314)	(129,772)	1,147.0%
Less: comprehensive loss attributable to
Non-redeemable non-controlling interest	(57,048)	(4,026)	(53,022)	1,317.0%

Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(84,038)	$(7,288)	$(76,750)	1,053.1%
__________________
*not meaningful

Revenue
Revenue was $476 for the three months ended June 30, 2025 (Successor) and $223 for the three months ended June 30, 2024 (Predecessor), an increase of $253. Management fee revenues were consistent period over period, with the increase driven by $254 of product sales in the Technology segment.
Cost of sales
Cost of sales was $2,861 for the three months ended June 30, 2025 (Successor) and nil for the three months ended June 30, 2024 (Predecessor), an increase of $2,861. The increase relates to the generation of revenue at the Technology segment resulting in an increase in amortization of intangible assets of $1,612, employee costs of $987, and costs related to material costs and supplies amounting to $258.
General and administrative
General and administrative expense was $18,569 for the three months ended June 30, 2025 (Successor) and $8,379 for the three months ended June 30, 2024 (Predecessor), an increase of $10,190, or 121.6%. The increase was due to increased stock-based compensation costs of $8,282, increased professional and legal services costs of $1,000 and amortization expense resulting from the intangibles acquired in the Business Combination of $661.
Sales and marketing
Sales and marketing expense was $2,208 for the three months ended June 30, 2025 (Successor) and $1,366 for the three months ended June 30, 2024 (Predecessor), an increase of $842, or 61.6%. The increase was due to increased employee costs of $508 and a $332 increase in advertising and marketing-related events and expenses associated with the commercialization phase of the Technology segment.
Research and development
Research and development expense was $6,068 for the three months ended June 30, 2025 (Successor) and $1,764 for the three months ended June 30, 2024 (Predecessor), an increase of $4,304, or 244.0%. The increase was due to $3,128 of amortization of intangible assets and an increase in employee costs of $614.
Goodwill impairment
Goodwill impairment, was $113,344 for the three months ended June 30, 2025 (Successor) and nil for the three months ended June 30, 2024 (Predecessor), an increase of $113,344. The increase was due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were sensitive to the continuing general downward volatility experienced in the stock market during April 2025. The Company’s stock price had not yet recovered as of June 30, 2025.
Interest expense, net
Interest expense, net was $2,647 for the three months ended June 30, 2025 (Successor) and $43 for the three months ended June 30, 2024 (Predecessor), an increase of $2,604, or 6055.8%. The increase was due to an increase in contractual interest expense for the WTI Facility of $654, and amortization of issuance costs on the Convertible Debentures of $1,701 and on the WTI Facility of $348.
Net gain (loss) on investments
Net gain on investments was nil for the three months ended June 30, 2025 (Successor) and net loss on investments was $790 for the three months ended June 30, 2024 (Predecessor), an increase of $790. The increase was due to the loss on investment in PCT owned stock via Class PCTA units during the three months ended June 30, 2024 (Predecessor), which is no longer consolidated in the Company’s condensed consolidated financial statements as a result of Business Combination.
Net gain (loss) on investments – due to related parties

Net gain on investments – due to related parties was nil for the three months ended June 30, 2025 (Successor) and $26 for the three months ended June 30, 2024 (Predecessor), a decrease of $26. The decrease was due to a decrease in the fair value of the liability of PCT stock owed to other parties for the three months ended June 30, 2024 (Predecessor). The Class PCTA associated liabilities are no longer consolidated in the Company’s condensed consolidated financial statements as a result of the Business Combination.
Change in fair value of financial liabilities
The fair value of financial liabilities decreased by $7,176 for the three months ended June 30, 2025 (Successor) and was nil for the three months ended June 30, 2024 (Predecessor), an overall increase to income of $7,176. The increase to income was due to decreases in fair value adjustments for the earnout liabilities of $3,100 and for the warrant liabilities of $4,097.
Equity method investment (loss) income
Equity method investment loss was $1,924 for the three months ended June 30, 2025 (Successor) and equity method investment gain was $779 for the three months ended June 30, 2024 (Predecessor), a decrease of $2,703, or 347.0%. The loss during the three months ended June 30, 2025 (Successor) represents an allocated loss from the investment in AeroFlexx of $2,015. The gain during the three months ended June 30, 2024 (Predecessor) was due to an allocated gain from the ESG Fund of $1,062, offset by an allocated loss from investment of AeroFlexx of $283.
Loss on extinguishment of debt
Loss on extinguishment of debt was $3,462 for the three months ended June 30, 2025 (Successor) and $— for the three months ended June 30, 2024 (Predecessor), an increase of $3,462. The increase was due to the modification of the WTI Facility in connection with the issuance of the first tranche of the Convertible Debentures, which was accounted for as an extinguishment though the WTI Facility remains outstanding. During the three months ended June 30, 2025 (Successor), the Company issued the 2025 WTI Warrants to the WTI Holders as consideration for the WTI Holders and other parties entering to the Consent in connection with the issuance of the first tranche of the Convertible Debentures under the Securities Purchase Agreement. The 2025 WTI Warrants are subject to certain future adjustments in accordance with the terms of the 2025 WTI Warrants. There was no gain or loss on extinguishment of debt for the three months ended June 30, 2024 (Predecessor).
Unrealized gain (loss) on available for sale debt securities - related party
Unrealized gain (loss) on available for sale debt securities - related party, was $189 for the three months ended June 30, 2025 (Successor) and nil for the three months ended June 30, 2024 (Predecessor), an increase of $189. The increase was due to the fair value adjustment to investments in debt securities which are classified as available for sale.
Loss attributable to Non-redeemable non-controlling interest
Loss attributable to non-redeemable non-controlling interests was $57,048 for the three months ended June 30, 2025 (Successor) and $4,026 for the three months ended June 30, 2024 (Predecessor), an increase of $53,022, or 1,317.0%. This was due to the increase in the Technology segment net loss as a result of goodwill impairment during the three months ended June 30, 2025 (Successor) as compared to the three months ended June 30, 2024 (Predecessor)
Non-GAAP Financial Measures
We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”) to supplement our consolidated financial statements. These non-GAAP financial measures provide additional information to investors to facilitate comparisons of past and present operating results, identify trends in our underlying operating performance, and offer greater transparency on how we evaluate our business activities. These measures are integral to our processes for budgeting, managing operations, making strategic decisions, and evaluating our performance.

Our primary non-GAAP financial measures are EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest, income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring expenses and other items that are not indicative of our core operating activities. These may include stock-based compensation, acquisition costs and other financial items. We believe Adjusted EBITDA is valuable for investors and analysts as it provides additional insight into our operational performance, excluding the impacts of certain financing, investing, and other non-operational activities. This measure helps in comparing our current operating results with prior periods and with those of other companies in our industry. It is also used internally for allocating resources efficiently, assessing the economic outcomes of acquisitions and strategic decisions, and evaluating the performance of our management team.
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
The following table provides a reconciliation from Net Loss to EBITDA and Adjusted EBITDA for the specified periods:

	Three months ended		Six months ended
	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)	June 30, 2025 (Successor)	June 30, 2024 (Predecessor)
Net loss	$(141,275)	$(11,314)	$(394,949)	$(18,840)
Interest expense, net(1)	2,647	43	4,185	448
Depreciation and amortization expense	5,634	64	11,182	69
Income tax benefit	(2,220)	—	(3,619)	—
EBITDA	(135,214)	(11,207)	(383,201)	(18,323)
Transaction and other related costs(2)	—	2,769	—	6,041
Change in fair value of financial liabilities(3)	(7,176)	—	(23,605)	478
Stock-based compensation(4)	9,406	293	15,247	689
Goodwill impairment(5)	113,344	—	346,557	—
Loss on extinguishment of debt(6)	3,462	—	3,462	—
Loss on extinguishment of related party debt(7)	—	—	3,538	—
Loss on conversion of promissory notes	—	—	—	1,119
Adjusted EBITDA	$(16,178)	$(8,145)	$(38,002)	$(9,996)
(1) Interest Expense, net, includes interest incurred on our various borrowing facilities and the amortization of debt issuance costs.
(2) Transaction and other related costs – For the three and six months ended June 30, 2024 (Predecessor), this is comprised of consulting, legal, and other professional fees related to the Business Combination.
(3) Change in fair value of financial liabilities – For the three and six months ended June 30, 2025 (Successor), the change in fair value of financial liabilities primarily consists of the change in fair value of the warrant liability and the earnout liability. For the three and six months ended June 30, 2024 (Predecessor), this is comprised entirely of the change in fair value of the embedded derivative associated with the convertible notes.

(4) Stock based compensation – For the three and six months ended June 30, 2025 (Successor), stock based compensation primarily consisted of awards in the 2024 Equity and Incentive Plan entered into on October 2, 2024 subsequent to the Business Combination. These awards consisted of Stock Options, Restricted Stock Units, and Stock Appreciation Rights. Further, a portion of this expense was related to share-based payment employee incentive plans in existence at Innventure LLC and other subsidiaries. Additional Stock Options were granted in February 2025 and additional Restricted Stock Units were granted in June 2025 which are included in the stock-based compensation caption for their respective periods. For the three and six months ended June 30, 2024 (Predecessor), stock-based compensation was comprised wholly of share-based payment employee incentive plans in existence at Innventure LLC and other subsidiaries.
(5) Goodwill impairment - For the three and six months ended June 30, 2025 (Successor), the Company recognized goodwill impairment due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market from late February 2025 through April 2025. The publicly quoted share price stabilized some in May 2025 and June 2025. There was no similar goodwill impairment charge for the three and six months ended June 30, 2024 (Predecessor).
(6) Loss on extinguishment of debt - For the three and six months ended June 30, 2025 (Successor), the Company modified the WTI Facility, and such modification was accounted for as a debt extinguishment while no debt was repaid. There was no loss on extinguishment of debt for the three and six months ended June 30, 2024 (Predecessor).
(7) Loss on extinguishment of related party debt - For the three and six months ended June 30, 2025 (Successor), the Company extinguished certain related party debts by issuing Series C Preferred Stock. There was no loss on extinguishment of related party debt for the three and six months ended June 30, 2024 (Predecessor).
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
The following is a summary of the components of our liquidity as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$6,965	$11,119
Working capital	(51,188)	(45,061)
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
We expect to satisfy our liquidity requirements through cash on hand, cash generated from the operations of our Operating Companies and the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) (maximum remaining availability of approximately $70,000 as of June 30, 2025), as well as proceeds from additional financings completed by us or our Operating Companies. During the three and six months ended June 30, 2025 (Successor), the Technology segment raised approximately $460 and $5,610 of additional equity financing, respectively, in comparison to approximately $7,438 and $11,293 during the three and six months ended June 30, 2024 (Predecessor), respectively.

Bridge Financing
On March 20, 2025, the Company converted and repaid the aggregate outstanding amount of unsecured promissory notes with two related parties, originally entered into on August 20, 2024, and issued shares of the Company’s Series C Preferred Stock and paid cash to settle the unsecured promissory notes and all outstanding obligations with these parties. See further discussion in Note 5. Borrowings within the notes to the condensed consolidated financial statements.
Series B Preferred Stock
As of June 30, 2025, 3,000,000 shares of the authorized preferred stock are designated as Series B preferred stock,$0.0001 par value per share (“Series B Preferred Stock”). Series B Preferred Stock is entitled to an 8% annual rate dividend. On March 19, 2025, the Company distributed 21,808 shares of Series B Preferred Stock to represent $218 in cumulative dividends for Series B Preferred Stock, covering the period from the initial issue date, as defined in the certificate of designation of Series B Preferred Stock, to December 31, 2024, as a payment in kind at the specified rate. See further discussion of the Series B Preferred Stock in Note 11. Stockholders' Equity within the notes to the condensed consolidated financial statements.
Series C Preferred Stock
As of June 30, 2025, 5,000,000 shares of preferred stock are designated as Series C Preferred Stock, $0.0001 par value per share (the “Series C Preferred Stock”). On March 24, 2025, Innventure issued 2,885,848 shares of Series C Preferred Stock at the original issue price for a total amount of $28,858. The consideration received by the Company was in the form of cash, services rendered and the cancellation of related party debt. See further discussion of the Series C Preferred Stock in Note 11. Stockholders' Equity within the notes to the condensed consolidated financial statements.
Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville. This agreement became effective concurrently with the Business Combination.
Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $75,000 of Common Stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on the Closing and continuing for a term of 3 years.
The SEPA will automatically terminate on the earlier to occur of (i) November 01, 2027 and (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA for Common Stock equal to the commitment amount of $75,000.
During the three and six months ended June 30, 2025 (Successor), the Company issued 473,825 shares of its Common Stock pursuant to the SEPA in payment of $2,335 of principal and $117 of payment premium of the Convertible Debentures.
For the three and six months ended June 30, 2025 (Successor), in addition to the Common Stock issuances pursuant to the SEPA made in repayment towards the Convertible Debentures, the Company sold nil and 73,993 shares of Common Stock under the SEPA, respectively, raising $— and $931 in cash proceeds, respectively, which is classified within Issuance of common shares, net of issuance costs in the condensed consolidated statements of changes in mezzanine and stockholders' equity (deficit).
Convertible Debentures
On March 25, 2025, the Company entered into the Securities Purchase Agreement for the issuance and sale of the Convertible Debentures with an aggregate principal amount of up to $30,000. These Convertible Debentures will be convertible into shares of Common Stock under certain circumstances. The Company issued the aggregate principal amount of Convertible Debentures in two tranches tied to separate reporting and filing requirements. On April 14, 2025 and May 15, 2025, the Company issued the first and second tranches of Convertible Debentures with aggregate principal amounts of $20,000 and $10,000, respectively, and received gross proceeds of $18,000 and $9,000, respectively. In connection with the issuance of the Convertible Debentures, also on April 14, 2025 the Company issued the 2025 WTI Warrants to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and June 30, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035. The 2025 WTI Warrants were issued to the WTI Holders as consideration for the WTI Holders and other parties entering into the Consent in connection with the issuance of the first tranche of the Convertible Debentures to Yorkville under the Securities Purchase Agreement. See further discussion in Note 5. Borrowings within the notes to the condensed consolidated financial statements.

Term Convertible Notes
Accelsius entered into unsecured convertible notes with various other parties (the “Term Convertible Notes”) for a total principal amount of $7,750. As of June 30, 2025, $2,750 of agreements were executed and $2,450 of proceeds had been received. The Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service. Accelsius applied the proceeds from the issuance of the Term Convertible Notes to repay (together with the repayment from the proceeds of the Related Party Term Convertible Notes defined below the “Repayment”) borrowings under the Loan and Security Agreement between Innventure LLC and Accelsius, dated as of March 30, 2023 (the “Innventure Convertible Line of Credit”).
The Term Convertible Notes, which are subordinated to the WTI Facility, are convertible at the option of the lenders, starting January 2, 2026, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.175. The lenders will not demand payment related to this Term Convertible Notes, unless they convert the debt into equity.
Related Party Convertible Notes
On June 26, 2025, Accelsius entered into an unsecured Convertible Promissory Note (“CPN”) with a related party lender. The maximum principal amount under the CPN is $3,000, issuable in three equal draws, upon the request of Accelsius and subject to the related party’s sole discretion. Accelsius received the first draw amounting to $1,000 on June 27, 2025. The CPN has a stated interest rate of 15% and Accelsius is required to pay a loan fee (“Loan Fee”) of $35 upon maturity, repayment or conversion of this note.
The CPN is convertible at the option of the related party lender for all amounts due under the Convertible Note, including the Loan Fee, into either preferred units of Accelsius at a price equal to 80% of the next funding round price if Accelsius raises at least $5,000 from unaffiliated investors, or into common units of Accelsius, if no such funding round occurs before the maturity date, with unit pricing of common units determined by an independent valuation firm.
The CPN has a maturity date of December 31, 2025; is subordinated to the WTI Facility and the Convertible Debentures; and each of the WTI Lenders and Yorkville have been granted certain rights under the CPN. The CPN related party lender will not demand payment of this note, for so long as any portion of the WTI Facility or Convertible Debentures remains outstanding. Furthermore, pursuant to a Side Letter, dated June 26, 2025, by and among the Company, Innventure LLC, Accelsius and the related party, until such time as the CPN is either repaid in full or converted into equity of Accelsius, the Company will not seek repayment of any portion of that certain Loan and Security Agreement between Innventure LLC and Accelsius, dated as of March 30, 2023 (subject to certain exceptions).
Accelsius also entered into unsecured convertible notes (“Related Party Term Convertible Notes”, together with the CPN, the “Related Party Convertible Notes”) with certain investors deemed to be Related Parties (as defind in the Company’s Related Party Transactions Policy) for a total principal amount of $4,250. Proceeds of $3,000 from the Related Party Term Convertible Notes were received as of June 30, 2025. The Related Party Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service. Accelsius applied the proceeds from the issuance of the Related Party Term Convertible Notes to repay borrowings under the Innventure Convertible Line of Credit. As a result of the Repayment, the Company’s indirect beneficial holdings, through Innventure LLC, of Accelsius may be reduced in the event that the Term Convertible Notes are converted into Series A Units of Accelsius.
The Related Party Term Convertible Notes, which are are subordinated to the WTI Facility, are convertible at the option of the lenders, starting January 2, 2026, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.175. For as long as any portion of the WTI Facility remains outstanding, the Related Party Term Convertible Notes lenders will not demand payment related to the Related Party Term Convertible Notes, unless they convert the debt into equity.
Cash Flows
Cash flows associated with operating, investing and financing activities for the six months ended June 30, 2025 (Successor) and six months ended June 30, 2024 (Predecessor) are summarized as follows:

	Successor	Predecessor	Change
	Six months ended June 30, 2025	Six months ended June 30, 2024	Amount	% Change
Net Cash Used in Operating Activities	$(36,754)	$(16,391)	$(20,363)	124.2%
Net Cash Used in Investing Activities	(3,640)	(4,377)	737	(16.8)%
Net Cash Provided by Financing Activities	41,240	20,274	20,966	103.4%
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$846	$(494)	$1,340	271.3%
Net Cash Used in Operating Activities
Cash flows used in operating activities were $36,754 for the six months ended June 30, 2025 (Successor), as compared to $16,391 for the six months ended June 30, 2024 (Predecessor), an increase of $20,363, or 124.2%. The increase is primarily related to an increase in the Company’s operating expenses.
Net Cash Used in by Investing Activities
Cash flows used in investing activities were $3,640 for the six months ended June 30, 2025 (Successor), as compared to $4,377 for the six months ended June 30, 2024 (Predecessor), a decrease of $737 or 16.8%. The decrease is primarily related to reduced proceeds from sales of investments and lower advances to an equity method investee, offset by investment in available-for sale debt securities and increased acquisitions of property, plant and equipment.
Net Cash Provided by Financing Activities
Cash flows provided by financing activities were $41,240 for the six months ended June 30, 2025 (Successor), as compared to $20,274 for the six months ended June 30, 2024 (Predecessor), an increase of $20,966 or 103.4%. The increase is primarily related to proceeds from the issuance of additional debt financing.
Indebtedness
Refer to Note 5. Borrowings to our condensed consolidated financial statements for the three and six months ended June 30, 2025 (Successor) and three and six months ended June 30, 2024 (Predecessor) included in Item 1. of this Form 10-Q for a discussion of our indebtedness.

Contractual Obligations
The following table presents a summary of our contractual obligations, including payments due by period, as of June 30, 2025:

	2025 (remaining 6 months)	2026	2027	2028	Thereafter	Total
Operating lease	$309	$693	$467	$228	$—	$1,697
Debt obligations	13,011	29,234	8,244	4,561	—	55,050
Fixed future installments payable	700	825	825	825	9,900	13,075
Total	$14,020	$30,752	$9,536	$5,614	$9,900	$69,822
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
Critical Accounting Estimates
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
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2025, because of the material weaknesses in our internal control over financial reporting.

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

We have developed a remediation plan for the material weaknesses that have been identified, including enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over: (a) the initial and subsequent accounting for complex and significant unusual transactions, (b) general IT controls and (c) segregation of duties. We are currently implementing this plan. When fully implemented and operating effectively, such enhancements are expected to remediate the material weaknesses described above. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities
On April 14, 2025, the Company issued a Convertible Debenture to Yorkville with a principal amount of $20,000,000 (the “First Convertible Debenture”), and on May 15, 2025, the Company issued a second Convertible Debenture to Yorkville with a principal amount of $10,000,000 (together with the First Convertible Debenture, the “Convertible Debentures”), each pursuant to the terms of the Securities Purchase Agreement.
The Convertible Debentures are convertible at the option of the holder into Common Stock equal to the applicable Conversion Amount (as defined below) divided by the Conversion Price (as defined in the Securities Purchase Agreement). The conversion price for the Convertible Debentures initially is $10.00 and will be adjusted on the six-month anniversary of the First Closing Date (the “First Reset Date”) and the nine-month anniversary of the First Closing Date (the “Second Reset Date” and collectively with the First Reset Date, a “Reset Date”) to equal the lower of the then applicable conversion price or the average volume weighted average price of the Common Stock for the 10 trading days immediately prior to the applicable Reset Date. Any portion of the Convertible Debentures may be converted at any time and from time to time, subject to the Exchange Cap (as defined in the Securities Purchase Agreement). The Conversion Amount with respect to any requested conversion will equal the principal amount requested to be converted plus all accrued and unpaid interest on the Convertible Debentures as of such conversion (the “Conversion Amount”). In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder, together with the certain related parties, would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.
On June 4, 2025, Yorkville and the Company entered into an amendment to the Convertible Debentures (the “Amendment”), pursuant to which the parties agreed to amend the definition of “Conversion Price” as set forth in Section 12(n) of the Convertible Debentures to add a price floor of $2.00 to the definition of Conversion Price. The Conversion Price may be adjusted from time to time upon the occurrence of certain events pursuant to the other terms and conditions of the Convertible Debentures.
On April 14, 2025, the Company issued the 2025 WTI Warrants to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and June 30, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035. The 2025 WTI Warrants include customary registration rights and change-of-control adjustments. The WTI Holders also have the option to purchase up to $1.5 million (in the aggregate) or such amount as is necessary for each of the WTI Holders to maintain its pro rata ownership in certain future financings conducted by the Company, subject to customary exclusions.

On May 2, 2025, the Company issued Yorkville 44,000 shares of Common Stock at an effective price of $3.99 per share; on May 21, 2025, the Company issued Yorkville 37,724 shares of Common Stock at an effective price of $5.50 per share; on May 29, 2025, the Company issued Yorkville 32,501 shares of Common Stock at an effective price of $5.59 per share; on June 4, 2025, the Company issued Yorkville 4,713 shares of Common Stock at an effective price of $5.75 per share; on June 9, 2025, the Company issued Yorkville 100,000 shares of Common Stock at an effective price of $5.46 per share; on June 12, 2025, the Company issued Yorkville 93,333 shares of Common Stock at an effective price of $5.36 per share; on June 17, 2025, the Company issued Yorkville 35,000 shares of Common Stock at an effective price of $4.86 per share; on June 23, 2025, the Company issued Yorkville 115,000 shares of Common Stock at an effective price of $5.12 per share; and on June 25, 2025, the Company issued Yorkville 11,554 shares of Common Stock at an effective price of $5.75 per share, each pursuant to the terms of the SEPA. The Company issued each of the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 4(a)(2) thereof or Regulation D promulgated under the Securities Act.
Issuer Repurchases of Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
On June 20, 2025, Daniel Hennessy, a director of the Company, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to commence on October 4, 2025 and satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,170,262 shares of the Company’s Common Stock until May 31, 2026.
Other than as described above, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the fiscal quarter ended June 30, 2025.
Award Modification

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):
As previously disclosed, on March 22, 2024, Accelsius granted 100,000 Class C Units of Accelsius (“Accelsius Incentive Units”) to Mr. Mike Otworth (Innventure’s Executive Chairman) pursuant to a Unit Issuance and Restriction Agreement (the “Award Agreement”). The Accelsius Incentive Units entitle the holders thereof to participate in distributions of Accelsius after certain members of Accelsius have received the return of an amount specified with respect to the Accelsius Incentive Unit award (the “Accelsius Distribution Threshold”). Mr. Otworth’s Accelsius Incentive Units were granted with an Accelsius Distribution Threshold of $4.41. In general, under the terms of the Award Agreement, these Accelsius Incentive Units vest over a three-year period, with 25% vesting on the grant date and 9.375% vesting quarterly beginning on the one-year anniversary of the grant date, subject to Mr. Otworth’s continued service to Accelsius or one of its subsidiaries. Approximately 46,875 units of Mr. Otworth’s Accelsius Incentive Units have not yet vested (the “Unvested Otworth Units”).
On August 11, 2025, each of the Board of Directors of Accelsius and Innventure’s Compensation Committee approved the acceleration and immediate vesting of the Unvested Otworth Units, effective as of August 14, 2025, and authorized certain officers of Accelsius to make such amendments to the Award Agreement as are necessary to effect the acceleration and immediate vesting of the Unvested Otworth Units.

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
3.3
Certificate of Designation of Series B Preferred Stock, dated October 2, 2024, of Innventure, Inc. (incorporated by reference to Exhibit 3.3 to Innventure, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

3.4
Certificate of Designation of Series C Preferred Stock, dated March 24, 2025, of Innventure, Inc. (incorporated by reference to Exhibit 3.1 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on March 25, 2025).

4.1^	First Convertible Debenture, issued to YA II PN, Ltd., dated April 14, 2024 (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Current Report on Form 8-K dated April 14, 2025).
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

4.4^
Second Convertible Debenture, issued to YA II PN, Ltd., dated May 15, 2025 (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2025).

10.1	Global Guaranty Agreement by Innventure, LLC dated April 14, 2025 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated April 14, 2025).
10.2
Registration Rights Agreement, dated April 14, 2025, between Innventure, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated April 14, 2025).

10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated May 15, 2025).
10.4
Amendment to Convertible Debentures, dated as of June 4, 2025, by and between Innventure, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated June 4, 2025).

10.5	Form of Term Convertible Note (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated July 1, 2025).
10.6
Letter Agreement, dated as of June 26, 2025, by and among Innventure, Inc., Innventure LLC and Accelsius Holdings LLC (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated July 1, 2025).

10.7	Form of Bridge Convertible Note (incorporated by reference to Exhibit 10.3 to Innventure, Inc.’s Current Report on Form 8-K dated July 1, 2025).

Exhibit Number	Description of Exhibits
10.8	Form of Amendment to Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to Innventure, Inc.’s Current Report on Form 8-K dated July 1, 2025).
10.9^#
Amended and Restated Technology License and Know-How Agreement, dated June 30, 2025, among Accelsius, LLC, Innventure LLC (solely as specifically set forth therein), Nokia Technologies Oy, Nokia Solutions and Networks Oy, and Nokia of America Corporation (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated July 2, 2025).

10.10*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Directors.
31.1*	Rule 13a-14(a) Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended June 30, 2025.
31.2*	Rule 13a-14(a) Certification by David Yablunosky, Chief Financial Officer, for the quarter ended June 30, 2025.
32.1**	Section 1350 Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended June 30, 2025.
32.2**	Section 1350 Certification by David Yablunosky, Chief Financial Officer, for the quarter ended June 30, 2025.
101*
The following financial statements from Innventure, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 (Successor), and for the three and six months ended June 30, 2024 (Predecessor); (iii) Condensed Consolidated Statements of Changes in Unitholders’ Deficit for the period December 31, 2023 through the three and six months ended June 30, 2024 (Predecessor); (iv) Condensed Consolidated Statements of Changes in Mezzanine and Stockholders’ Equity (Deficit) for the period December 31, 2024 through the three and six months ended June 30, 2025 (Successor); (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 (Successor), and the six months ended June 30, 2024 (Predecessor); and (vi) Notes to Condensed Consolidated Financial Statements.

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
#     Certain identified information has been excluded pursuant to Rule 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNVENTURE, INC.

	By:	/s/ Gregory W. Haskell
	Name:	Gregory W. Haskell
	Title:	Chief Executive Officer and Director

/s/ David Yablunosky
	Name:	David Yablunosky
Date: August 14, 2025	Title:	Chief Financial Officer and Director