Form 10-Q
period 2025-09-30
Innventure, Inc.
filed 2025-11-13
CIK 2001557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
As of November 12, 2025, the registrant had 62,471,971 shares of common stock outstanding.

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
•Innventure’s access to funds under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), including ownership limitations, issuances and subscriptions based on trading volumes, and Innventure’s ability to continue to access the funds available under the SEPA due to certain conditions, restrictions and limitations set forth therein and in the Existing Purchase Agreement (as defined below) and the Securities Purchase Agreement (together, the “Purchase Agreements”);
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

Part I. Financial Information
Innventure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$9,061	$11,119
Restricted cash	5,000	—
Accounts receivable, net	1,569	283
Due from related parties	7,511	4,536
Inventories, net	6,404	5,178
Prepaid expenses and other current assets	2,705	3,170
Total Current Assets	32,250	24,286
Investments	31,207	28,734
Property, plant and equipment, net	2,176	1,414
Intangible assets, net	165,941	182,153
Goodwill	323,463	667,936
Other assets	1,478	766
Total Assets	$556,515	$905,289
Liabilities and Stockholders' Equity
Accounts payable	$856	$3,248
Accrued employee benefits	12,189	9,273
Accrued expenses	3,225	2,478
Contract liabilities	776	—
Related party notes payable - current	—	14,000
Notes payable - current	34,398	625
Embedded derivative liability	1,677	—
Patent installment payable - current	700	1,225
Obligation to issue equity	2,239	4,158
Warrant liability	22,742	34,023
Income taxes payable	930	—
Related party convertible promissory notes - current	2,085	—
Other current liabilities	660	317
Total Current Liabilities	82,477	69,347
Notes payable, net of current portion	10,101	13,654
Term convertible notes, net of current portion	15,024	—
Related party convertible promissory notes, net of current portion	4,389	—
Earnout liability	5,460	14,752
Stock-based compensation liability	237	1,160
Patent installment payable, net of current portion	12,375	12,375
Deferred income taxes	19,213	27,353
Other liabilities	660	355
Total Liabilities	149,936	138,996
Commitments and Contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized;
Series B Preferred Stock, $0.0001 par value, 3,000,000 shares designated, 33,144 and 1,102,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares designated, 150,000 and — shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 56,220,158 and 44,597,154 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	4
Additional paid-in capital	525,615	502,865
Accumulated other comprehensive (loss) gain	(1,008)	909
Accumulated deficit	(333,844)	(78,262)
Total Innventure, Inc., Stockholders’ Equity	190,769	425,516
Non-controlling interest	215,810	340,777
Total Stockholders' Equity	406,579	766,293
Total Liabilities and Stockholders' Equity	$556,515	$905,289
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)
Revenue	$534	$317	$1,234	$764

Operating Expenses
Cost of sales	4,147	777	7,192	777
General and administrative	16,927	9,052	55,172	25,323
Sales and marketing	2,514	1,629	6,818	4,178
Research and development	6,151	2,533	18,472	5,978
Goodwill impairment	—	—	346,557	—
Total Operating Expenses	29,739	13,991	434,211	36,256

Loss from Operations	(29,205)	(13,674)	(432,977)	(35,492)

Non-operating (Expense) and Income
Interest expense, net	(3,401)	(852)	(7,586)	(1,300)
Net gain on investments	—	7,148	—	11,547
Net loss on investments – due to related parties	—	(308)	—	(468)
Change in fair value of financial liabilities	(4,109)	—	19,496	(478)
Equity method investment (loss) income	(1,602)	109	(10,282)	893
Realized gain on conversion of available for sale investment	—	—	1,507	—
Loss on extinguishment of debt	—	—	(3,462)	—
Loss on extinguishment of related party debt	—	—	(3,538)	—
Loss on conversion of promissory notes	—	—	—	(1,119)
Miscellaneous other expense	(21)	(64)	(64)	(64)
Total Non-operating (Expense) Income	(9,133)	6,033	(3,929)	9,011

Loss before income taxes	(38,338)	(7,641)	(436,906)	(26,481)

Income tax benefit	(3,603)	—	(7,222)	—
Net Loss	(34,735)	(7,641)	(429,684)	(26,481)
Less: net loss attributable to
Non-controlling interest	(6,403)	(5,430)	(174,128)	(11,762)
Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(28,332)	(2,211)	(255,556)	(14,719)

Basic and diluted loss per share	$(0.51)	$(0.94)	$(4.96)	$(2.67)
Basic and diluted weighted average common shares	55,846,721	10,875,000	51,583,853	10,875,000

Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available for sale debt securities - related party	281	(2,373)	(410)	(2,373)
Reclassification of realized gain on conversion of available for sale investments	—	—	(1,507)	—
Total other comprehensive income (loss), net of taxes	281	(2,373)	(1,917)	(2,373)

Total comprehensive loss, net of taxes	(34,454)	(10,014)	(431,601)	(28,854)
Less: comprehensive loss attributable to
Non-controlling interest	(6,403)	(5,430)	(174,128)	(11,762)
Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(28,051)	$(4,584)	$(257,473)	$(17,092)

See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Unitholders' Deficit (Predecessor)
(Unaudited) (in thousands, except share and per share amounts)

	Class B Preferred	Class B-1 Preferred	Class A	Class C	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total (Deficit) Equity
December 31, 2023	$38,122	$3,323	$1,950	$844	$(64,284)	$—	$1,559	$(18,486)
Net loss	—	—	—	—	(5,219)	—	(2,307)	(7,526)
Units issued to non-controlling interest	—	—	—	—	—	—	3,503	3,503
Issuance of preferred units, net of issuance costs	7,566	—	—	—	—	—	—	7,566
Unit-based compensation	—	—	—	51	—	—	345	396
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	—	—	—	—	—	8,443	8,443
Accretion of redeemable units to redemption value	—	—	—	—	(4,415)	—	—	(4,415)
March 31, 2024	$45,688	$3,323	$1,950	$895	$(73,918)	$—	$11,543	$(10,519)
Net loss	—	—	—	—	(7,288)	—	(4,026)	(11,314)
Units issued to non-controlling interest	—	—	—	—	—	—	7,348	7,348
Issuance of preferred units, net of issuance costs	2,852	—	—	—	—	—	—	2,852
Unit-based compensation	—	—	—	45	—	—	248	293
Accretion of redeemable units to redemption value	—	—	—	—	(362)	—	—	(362)
June 30, 2024	$48,540	$3,323	$1,950	$940	$(81,568)	$—	$15,113	$(11,702)
Net loss	—	—	—	—	(2,211)	—	(5,430)	(7,641)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,373)	—	(2,373)
Units issued to non-controlling interest	—	—	—	—	—	—	3,071	3,071
Issuance of preferred units, net of issuance costs	3,143	—	—	—	—	—	—	3,143
Unit-based compensation	—	—	—	41	—	—	326	367
Accretion of redeemable units to redemption value	—	—	—	—	(7,173)	—	—	(7,173)
September 30, 2024	$51,683	$3,323	$1,950	$981	$(90,952)	$(2,373)	$13,080	$(22,308)
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity (Deficit) (Successor)
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity											Mezzanine Equity
	Series B Preferred Stock		Series C Preferred Stock		Common Stock							Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity	Shares	Amount
December 31, 2024	1,102,000	$—	—	$—	44,597,154	$4	$502,865	$(78,262)	$909	$340,777	$766,293	—	$—
Net loss	—	—	—	—	—	—	—	(142,997)	—	(110,677)	(253,674)	—	—
Series B Preferred Stock buyback	(5,000)	—	—	—	—	—	(50)	—	—	—	(50)	—	—
Series B Preferred Stock issued for paid-in-kind dividends	21,808	—	—	—	—	—	218	—	—	—	218	—	—
Issuance of common shares, net of issuance costs	—	—	—	—	161,964	—	1,927	—	—	—	1,927	—	—
Vesting of earnout shares	—	—	—	—	2,344,682	1	873	—	—	—	874	—	—
Other comprehensive gain, net of taxes	—	—	—	—	—	—	—	—	(2,387)	—	(2,387)	—	—
Conversion of related party notes	—	—	—	—	—	—	—	—	—	—	—	2,310,848	23,109
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	575,000	5,663
Non-controlling interest issued and related transfers	—	—	—	—	—	—	(26,303)	—	—	33,249	6,946	—	—
Distributions to Stockholders	—	—	—	—	—	—	—	(26)	—	—	(26)	—	—
Stock-based compensation	—	—	—	—	—	—	4,943	—	—	898	5,841	—	—
Accrued preferred dividends	—	—	—	—	—	—	(217)	—	—	—	(217)	—	(44)
March 31, 2025	1,118,808	$—	—	$—	47,103,800	$5	$484,256	$(221,285)	$(1,478)	$264,247	$525,745	2,885,848	$28,728
Net loss	—	—	—	—	—	—	—	(84,227)	—	(57,048)	(141,275)	—	—
Issuance of common shares, net of issuance costs	—	—	—	—	481,325	—	2,625	—	—	—	2,625	—	—
Other comprehensive gain, net of taxes	—	—	—	—	—	—	—	—	189	—	189	—	—
Non-controlling interest issued and related transfers	—	—	—	—	—	—	1,036	—	—	(602)	434	—	—
Stock-based compensation	—	—	—	—	—	—	8,494	—	—	912	9,406	—	—
Accrued preferred dividends	—	—	—	—	—	—	198	—	—	—	198	—	12
Conversion to Common Stock	(1,085,664)	—	—	—	7,636,369	1	27,269	—	—	—	27,270	(2,735,848)	(27,272)
Transfer of Series C Preferred Stock from Mezzanine equity to Stockholders' equity	—	—	150,000	—	—	—	1,468	—	—	—	1,468	(150,000)	(1,468)
June 30, 2025	33,144	$—	150,000	$—	55,221,494	$6	$525,346	$(305,512)	$(1,289)	$207,509	$426,060	$—	$—
Net loss	—	—	—	—	—	—	—	(28,332)	—	(6,403)	(34,735)	—	—
Issuance of common shares, net of issuance costs	—	—	—	—	998,664	—	3,095	—	—	—	3,095	—	—
Other comprehensive gain, net of taxes	—	—	—	—	—	—	—	—	281	—	281	—	—
Non-controlling interest issued and related transfers	—	—	—	—	—	—	(7,776)	—	—	11,957	4,181	—	—
Stock-based compensation	—	—	—	—	—	—	4,978	—	—	2,747	7,725	—	—
Accrued preferred dividends	—	—	—	—	—	—	(28)	—	—	—	(28)	—	—
September 30, 2025	33,144	$—	150,000	$—	56,220,158	$6	$525,615	$(333,844)	$(1,008)	$215,810	$406,579	$—	$—
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Successor	Predecessor
	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash Flows Used in Operating Activities
Net loss	$(429,684)	$(26,481)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	22,972	1,056
Interest income on debt securities - related party	(299)	(110)
Change in fair value of financial liabilities	(19,496)	478
Change in fair value of payables due to related parties	—	468
Non-cash interest expense on notes payable	5,142	351
Net gain on investments	—	(11,547)
Accrued unpaid interest on note payable	220	931
Equity method investment loss (gain)	10,282	(893)
Realized gain on conversion of available for sale investments	(1,507)	—
Loss on extinguishment of debt	3,462	—
Loss on extinguishment of related party debt	3,538	—
Loss on conversion of promissory notes	—	1,119
Deferred income taxes	(8,141)	—
Depreciation and amortization	16,821	146
Goodwill impairment	346,557	—
Other costs	233	186
Changes in operating assets and liabilities:
Accounts receivable	(1,286)	—
Prepaid expenses and other current assets	(6,461)	(1,605)
Inventory	(1,226)	(2,824)
Accounts payable	(2,448)	4,863
Accrued employee benefits	2,491	3,838
Accrued expenses	376	674
Stock-based compensation liability	(923)	—
Income taxes payable	930	—
Liability for future stock issuance	2,158	10,870
Other current liabilities	(230)	(147)
Other assets	(60)	(20)
Payment of patent installment	(525)	—
Contract liabilities	776	—
Net Cash Used in Operating Activities	(56,328)	(18,647)
Cash Flows Used in Investing Activities
Investment in available-for-sale debt securities - equity method investee	(2,708)	—
Investment in debt securities - related party	—	(7,400)
Acquisition of property, plant and equipment	(1,371)	(736)
Proceeds received related to PCT stock sale	—	2,314
Net Cash Used in Investing Activities	(4,079)	(5,822)
Cash Flows Provided by Financing Activities
Proceeds from issuance of equity, net of issuance costs	3,675	13,122
Proceeds from the issuance of equity to non-controlling interest, net of issuance costs	6,327	13,859
Proceeds from the issuance of related party convertible promissory notes	6,350	—
Proceeds from the issuance of term convertible notes	14,950	—
Proceeds from issuance of debt securities, net of issuance costs	36,000	—
Payment of debts	(3,877)	(790)
Proceeds of related party notes payable	—	12,000
Distributions to stockholders and other	(76)	—
Net Cash Flows Provided by Financing Activities	63,349	38,191
Net Increase in Cash, Cash Equivalents and Restricted Cash	2,942	13,722
Cash, Cash Equivalents and Restricted Cash Beginning of period	11,119	2,575
Cash, Cash Equivalents and Restricted Cash End of period	$14,061	$16,297

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Successor	Predecessor
	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Supplemental Cash Flow Information
Cash paid for interest	$2,551	$1,070
Supplemental Disclosure of Noncash Financing Information
Accretion of redeemable units to redemption value	—	11,950
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	7,324
Conversion of working capital loans to equity method investee into investments in debt securities - related party	4,375	2,600
Unrealized gain on investments in debt Securities - related party through OCI	410	2,373
Recognition of right of use asset and corresponding lease liability	879	—
Extinguishment of debt with Series C Preferred Stock	14,000	—
Contribution of Series C Preferred Stock to equity method investee	5,783	—
Conversion of AFX available-for-sale term loan into equity method investments	8,757	—
Issuance of common stock as repayment of convertible debt	5,961	—
Issuance of stock in exchange for services	4,187	—
Conversion of preferred stock into common stock	36,910	—
Transfer of Series C Preferred Stock from Mezzanine to Stockholders' equity	1,468	—
Embedded derivative in association with Convertible Debentures	1,774	—
Equity reallocation between non-controlling interest and additional paid-in capital	36,313	—
Embedded derivative liability derecognition	3,297	—
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Note 1. Nature of Business
Unless the context otherwise requires, references herein to "Innventure", "we", "us", "our" and "the Company" refer to the business and operations of Innventure LLC and its consolidated subsidiaries (the “Predecessor”) for all periods prior to the Closing (as defined below) and to the business and operations of Innventure, Inc., and its consolidated subsidiaries (the “Successor”) for all periods after the Closing. All balance sheet amounts presented are for Successor periods.

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
During the nine months ended September 30, 2025 (Successor), we identified an error and recorded an immaterial out of period adjustment of $12,448 to correct an overstatement of Additional paid-in capital, an immaterial out of period adjustment of $4,468 to correct understatement of Net loss attributable to Innventure, Inc. stockholders and

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
an immaterial out of period adjustment of $16,916 to correct an understatement of Non-controlling interest. The impact of the adjustments are not material to the condensed consolidated financial statements for any interim or annual periods prior to September 30, 2025 nor the current financial period. The out of period adjustment to Additional paid-in capital is included in Non-controlling interest issued and related transfers within the condensed consolidated statements of changes in mezzanine and stockholders' equity (deficit) and the adjustment related to Net loss attributable to Innventure, Inc. within Comprehensive loss attributable to non-controlling interest on the condensed consolidated statements of operations and comprehensive income (loss).
Going Concern
As of September 30, 2025, the Company had a cash balance of $9,061, a restricted cash balance of $5,000, accumulated deficit of $333,844 and a working capital deficit of $50,227. During the three and nine months ended September 30, 2025 (Successor), the Company incurred a net loss of $34,735 and $429,684, respectively. We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we continue to have an ongoing need to raise significant additional cash from outside sources to sustain our operations and fund our growth plans. Refer to Note 18. Subsequent Events for details of equity raised after the quarter end.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the filing date of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from public or private equity or debt financing (including the SEPA), or otherwise generate sufficient revenues from our Operating Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities, it could result in substantial dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock, $0.0001 par value per share (“Common Stock”).
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. If elected, the amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact ASU 2025-05 will have on its consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which increases the operability of the recognition guidance considering different methods of software development. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. If elected, the amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which is expected to reduce the cost and complexity of evaluating whether contracts with features are derivatives, better portray the economics of those contracts in the financial statements, reduce diversity from the application of the current guidance and changing business environment, and to clarify Topic 606 applicability to share-based noncash consideration for the transfer of goods or services. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. If elected, the amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact ASU 2025-07 will have on its consolidated financial statements.
Note 3. Investments

	September 30, 2025	December 31, 2024
Equity-method investments	$21,805	$17,547
Investment in debt securities - AFS	9,402	11,187
Total Investments	$31,207	$28,734
Equity-method investments
ESG Fund
The Innventus ESG Fund I, L.P. (the “ESG Fund”) is an investment company that follows a specialized basis of accounting established by GAAP. The Company’s general partnership interest in the ESG Fund is substantially illiquid. While the ESG Fund’s holdings are accounted for at fair value, the equity-method investment in the ESG Fund is adjusted to reflect the fair value of the underlying investments of the ESG Fund as of September 30, 2025 and December 31, 2024. The fair value of the underlying investments in the ESG Fund is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
AeroFlexx
The Company held a 37% and 34% equity method investment interest in AeroFlexx as of September 30, 2025 and December 31, 2024, respectively.
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
During 2024, the Company lent AeroFlexx the entire $10,000 principal balance under this agreement. As of January 1, 2025, AeroFlexx was unable to raise any additional equity financing; therefore, the outstanding principal and unpaid accrued interest with an amount equal to the equity deficit of $7,250 was automatically converted into Class D preferred units of AeroFlexx at the price of $6.83 per share in accordance with the loan agreement. Upon conversion, a realized gain of $1,507 was recognized for the nine months ended September 30, 2025 (Successor) and is included in non-operating income in the condensed consolidated statements of operations and comprehensive income (loss).
The total principal balance drawn as of September 30, 2025 was $10,000. During the nine months ended September 30, 2025 (Successor), $4,375 was reclassified from Due from related parties under the term loan and $2,708 was drawn down by AeroFlexx under the term loan.
The Company accounted for the loans as an investment in debt securities and classified them as available for sale (“AFS”) debt securities. Based on the AFS classification, the Company records this investment at fair value at each reporting date and as such recorded the changes in fair value of these loans (including the adjustment to fair value at inception date) in Other comprehensive income ("OCI").
As the contractual maturity of the loan is December 31, 2026, it is included in the non-current line item Investments of the condensed consolidated balance sheets. The increase of $281 and decrease of $410 in fair value of this investment in debt securities for the three and nine months ended September 30, 2025 (Successor), respectively, is included as Unrealized gain (loss) on available for sale debt securities - related party in the condensed consolidated statements of operations and comprehensive income (loss).
Additionally, the Company’s carrying amount and maximum exposure relating to AeroFlexx advances and other receivables were $7,071 and $4,472 as of September 30, 2025 and December 31, 2024, included in Due from related parties on the condensed consolidated balance sheets.
Note 4. Fair Value
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in debt security - AFS	$—	$—	$9,402	$9,402
Embedded derivative asset - Convertible Debentures	—	—	204	204

Liabilities:
Earnout liability	$—	$—	$5,460	$5,460
2024 WTI Warrant liability	—	—	12,720	12,720
2025 WTI Warrant liability	—	—	3,630	3,630
Private placement warrant liability	—	6,392	—	6,392
Embedded derivative liability - August 2025 Notes	—	—	1,677	1,677

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in debt security - AFS	$—	$—	$11,187	$11,187

Liabilities:
Earnout liability	$—	$—	$14,752	$14,752
2024 WTI Warrant liability	—	—	17,230	17,230
Private placement warrant liability	—	16,793	—	16,793
Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis for the nine months ended September 30, 2025 (Successor) and the nine months ended September 30, 2024 (Predecessor), respectively, are as follows:

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

	Embedded derivative liability - convertible promissory notes	Embedded derivative liability - August 2025 Notes	Investment in debt securities - AFS	Earnout liability	2024 WTI Warrant liability	2025 WTI Warrant liability	Embedded derivative liability (asset) - Convertible Debentures
Balance as of January 1, 2024 (Predecessor)	$1,994	$—	$—	$—	$—	$—	$—
Settlement	(2,472)	—	—	—	—	—	—
Change in fair value	478	—	—	—	—	—	—
Balance as of September 30, 2024 (Predecessor)	$—	$—	$—	$—	$—	$—	$—

Balance as of January 1, 2025 (Successor)	$—	$—	$11,187	$14,752	$17,230	$—	$—
Additions	—	—	7,382	—	—	3,090	1,476
Settlement and derecognitions	—	—	(8,757)	(873)	—	—	(3,297)
Change in fair value	—	1,677	(410)	(8,419)	(4,510)	540	1,617
Balance as of September 30, 2025 (Successor)	$—	$1,677	$9,402	$5,460	$12,720	$3,630	$(204)
There were no transfers in or out of levels during the three and nine months ended September 30, 2025 (Successor) nor for the three and nine months ended September 30, 2024 (Predecessor).

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The following table summarizes the significant unobservable inputs (Level 3):

Principal Valuation Techniques	Unobservable Inputs	September 30, 2025	December 31, 2024
Investment in debt securities - AFS:
Black-Scholes Model	Volatility		120%
	Time to liquidity		2 years
	Discount for lack of marketability		31.00%
	Weighted average cost of capital		45.00%
	Risk-free rate		4.23%
Discounted Cash Flows	AeroFlexx yield	11.17%
Earnout Shares:
Geometric Brownian Motion	Term	6.0 years	6.8 years
	Stock price	$5.79	$13.85
	Volatility	58.00%	56.00%
	Risk-free rate	3.80%	4.42%
	Revenue risk premium	26.20%	36.10%
	Revenue volatility	148.00%	176.00%
2024 WTI Warrants:
Geometric Brownian Motion	Stock price	$5.79	$13.85
	Stock price volatility	59.00%	56.00%
	Credit spread	27.90%	18.80%
2025 WTI Warrants:
Geometric Brownian Motion	Stock price	$5.79
	Stock price volatility	58.00%
	Credit spread	27.90%
Embedded derivative asset - Convertible Debentures:
Binomial Lattice Model	Stock price	$5.79
	Stock price volatility	60.00%
	Debt yield	38.70%
	Debt spread	35.00%
Embedded derivative liability - August 2025 Notes:
Black-Scholes Model	Risk-free rate	3.66%
	Volatility	70.00%
	Time to liquidity	4.25 years
	Accelsius Series B-1 issuance price	$36.49
As further discussed and defined in Note 5. Borrowings, the Company issued Convertible Debentures (as defined below) which contain certain features which qualify as embedded derivates requiring bifurcation. The fair value of the embedded derivative is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features. The initial fair value of the embedded derivative was determined using a discounted cash flow model as of April 14, 2025 and May 15, 2025 which is reflective of the dates of the Convertible Debenture issuances. The model uses a significant assumption of a debt yield of 44.5% for the April 14, 2025 issuance and 42.6% for the May 15, 2025 issuance.

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
The initial fair value of the 2025 WTI Warrants (as defined and further described below) was determined using a Monte Carlo valuation model in which the future stock price is simulated assuming a Geometric Brownian Motion in a risk-neutral framework. The model utilizes significant assumptions including stock price, stock price volatility and credit spread. Specifically, the initial valuation as of the April 14, 2025 issuance date considered a stock price of $3.65, stock price volatility of 57.00%, and credit spread of 27.70%. The credit spread relates to estimated counterparty credit risk of Innventure being able to make payments related to the WTI Lenders’ put right, in which the WTI Lenders may exchange the 2025 WTI Warrants for a total cash payment of $3,000 after the 10-year anniversary of issuance. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve.
At the time of issuance of the August 2025 Notes, the related embedded derivative liability had a de minimis fair value. As of September 30, 2025, the Company recognized $1,677 for the embedded derivative liability related to the contingent exchange feature. The fair value was determined using a Black-Scholes valuation model, utilizing inputs related to the risk-free rate, volatility, time to liquidity, and the Accelsius Series B-1 issuance price, as further defined in Note 18. Subsequent Events. Specifically, the September 30, 2025 valuation considered a risk-free rate of 3.66%, volatility of 70.00%, time to liquidity of 4.25 years, and an Accelsius Series B-1 unit issuance price of $36.49.
For further information on the Earnout Shares (as defined below), 2024 WTI Warrants (as defined below), and 2025 WTI Warrants, refer to Note 9. Earnout Shares and Note 10. Warrants.
Note 5. Borrowings

	Maturities	September 30, 2025	Interest Rates	December 31, 2024	Interest Rates
Related party notes	2024 - 2025	$—	—	$14,000	8% - 15.99%
Series 1 promissory notes	2025 - 2026	304	15%	725	12% - 15%
Related party convertible notes	2025 - 2026	6,474	3.94% - 15%	—
Convertible debentures	2026	32,104	—% - 5%	—
Term convertible notes	2026	7,787	3.94%	—
August 2025 notes	2027	7,237	6.50%	—
WTI Facility	2028	20,000	13.50%	20,000	13.50%
Total Notes Payable		73,906		34,725
Less: unamortized debt discount		(7,909)		(6,446)
Less: current portion of related party notes payable		—		(14,000)
Less: current portion of related party convertible notes		(2,085)		—
Less: current portion of notes payable		(34,398)		(625)
Total Long-term Notes		$29,514		$13,654
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The Company’s notes payable, excluding debt issuance costs, mature as follows:

Year Ending December 31,	Amount
2025 (remaining 3 months)	$2,266
2026	58,835
2027	8,244
2028	4,561
Total Debt	$73,906
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
Extensions on Series 1 promissory notes were as follows:

		Three months ended		Nine months ended
	Interest Rate	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)
Principal amount of 1st extension promissory notes	12%	$—	$—	$—	$122
Principal amount of 2nd extension promissory notes	15%	$—	$—	$122	$421
Interest expense on Series 1 promissory notes was as follows:

	Three months ended		Nine months ended
	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)
Interest attributable to contractual interest	$15	$39	$63	$138
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
As per the amended note with the first party, the maturity date was extended to the earlier of (i) January 31, 2025 or (ii) the first business day following the date on which the Company has sufficient capital to be able to repay all amounts outstanding under the note and otherwise meet its expected working capital needs as determined by the Company in its reasonable discretion. The loan fee of $1,000, required under the original agreement, became due on or around the amendment date and interest will accrue at the rate of 15.99% per annum until paid. The amendment was accounted for as a troubled debt restructuring as the Company was provided a concession through a decrease in the effective interest rate. However, no gain or loss was recognized as a result.
As per the amended note with the second party, the maturity date was extended to January 31, 2025 and the interest rate was increased to 13.50% per annum. Additionally, $1,000 of the principal amount became due on or around the amendment date.
Interest expense on the related party notes was as follows:

	Three months ended		Nine months ended
	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)
Total interest expense	$—	$—	$419	$—
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
On March 20, 2025, in connection with the issuance of Series C Preferred Stock (as defined below), the Company extinguished the outstanding amount of related party notes. The Company recognized a loss of $— and $3,538 in Loss on extinguishment of related party debt on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 (Successor), respectively.
WTI Facility
On October 22, 2024, the Company entered into a term loan with WTI Fund X, Inc. and WTI Fund XI, Inc., (collectively, “WTI Lenders”). The terms of the loan provides for a term loan facility in the aggregate principal amount of up to $50,000 (the "WTI Facility"). The total aggregate principal was available in three separate tranches subject to the Company meeting certain conditions. The Company received $20,000 (the “First Tranche”) on November 15, 2024. The First Tranche, principal and interest, shall be repaid over a period of 30 months in equal, monthly installments, commencing after an initial 12-month period of interest-only monthly payments, resulting in a total term of 42 months. The interest rate on the outstanding principal amounts under the WTI Facility for the three and nine months ended September 30, 2025 (Successor) was 13.50%.
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
In connection with the WTI Facility, the Company issued the 2024 WTI Warrants to the WTI Lenders (as further defined and described in Note 10. Warrants). The Company accounted for each of the 2024 WTI Warrants as detachable warrants at their fair value. The fair value of the 2024 WTI Warrants was recorded as a liability and as a discount to the WTI Facility on the condensed consolidated balance sheets. The 2024 WTI Warrants are classified as a liability in accordance with ASC 480, as they represent an instrument that is not an outstanding share and may

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
require the issuer to settle the obligation by transferring assets, specifically cash. The Company is amortizing the discount over the term of the WTI Facility using the straight-line method.
On March 21, 2025, in connection with the issuance of the first tranche of Convertible Debentures (as further described below) to Yorkville, the Company and Innventure LLC entered into a consent (the “Consent”) with WTI Fund X, LLC and WTI Fund XI, LLC (the “WTI Holders”) and the WTI Lenders, modifying the WTI Facility. Specifically, under the Consent, the Company and the WTI Lenders and WTI Holders agreed (i) that from and after the date that the Company receives the initial proceeds from the Convertible Debentures and until such time as such obligations have been paid in full, the Company must maintain at least $5,000 of cash on deposit; (ii) that effective on the date that the Company receives the initial proceeds from the Convertible Debentures, the 2025 WTI Warrants will become payable to the WTI Lenders and their affiliates; and (iii) to certain additional consent provisions. Such provisions from the Consent became effective on April 14, 2025 when the Company received proceeds from the Convertible Debentures. The modification of the WTI Facility was accounted for as an extinguishment of debt though the WTI Facility remains outstanding, resulting in a loss on extinguishment of $3,462 recorded on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 (Successor). The legal requirement to maintain at least $5,000 of cash on deposit is presented as Restricted cash on the condensed consolidated balance sheets.
Interest expense on this facility was as follows:

	Three months ended		Nine months ended
	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)
Interest attributable to contractual interest	$690	$—	$2,048	$—
Interest attributable to amortization of issuance costs and discounts	601	—	1,457	—
Total interest expense	$1,291	$—	$3,505	$—
Convertible Debentures
On March 25, 2025, the Company entered into a securities purchase agreement (“Existing Purchase Agreement”) with Yorkville related to the issuance and sale of convertible debentures (“Existing Convertible Debentures” collectively with the New Convertible Debentures defined below, the “Convertible Debentures”) with an aggregate principal amount of up to $30,000. The Existing Convertible Debentures are convertible into shares of Common Stock and contain certain features that represent embedded derivatives, which are bifurcated and included within Prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company issued the aggregate principal amount of the Existing Convertible Debentures in two tranches tied to separate reporting and filing requirements.
On April 14, 2025, the Company issued the first tranche of the Existing Convertible Debentures with a principal amount of $20,000, resulting in cash proceeds to the Company of $18,000, representing an original issue discount of 10%. The first tranche was scheduled to be repaid in twelve monthly payments with a 5% payment premium due to the lender with each payment. Also on April 14, 2025, the Company issued two warrants (the “2025 WTI Warrants”) to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and September 30, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035. For further information on the 2025 WTI Warrants, refer to Note 10. Warrants.
On May 15, 2025, the Company issued the second tranche of the Existing Convertible Debentures with a principal amount of $10,000, resulting in cash proceeds to the Company of $9,000, representing an original issue discount of 10%. The second tranche was scheduled to be repaid in eleven monthly payments with a 5% payment premium due

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
to the lender with each payment. There is no contractual interest associated with amounts outstanding for the Existing Convertible Debentures for the three and nine months ended September 30, 2025 (Successor).
On September 15, 2025, the Company entered into an additional amendment to the Existing Purchase Agreement for the Existing Convertible Debentures (the “September 2025 Amendment”). Pursuant to the September 2025 Amendment, the Company and Yorkville agreed to amend the definition of conversion price so that the fixed price of $10.00 was reduced to $7.00 and a floor price of $1.59 was implemented. Additionally, the monthly payments applicable to the Existing Convertible Debentures were removed and replaced with repayment due upon maturity in connection with the early repayment of the approximately $2,000. The payment premium on this payment was waived. However, payments and related payment premiums resume should the Innventure stock price fall below the floor price, the Company issues in excess of 99% of Common Shares under the exchange cap or Yorkville is unable to utilize a registration statement to resell Common Shares.
On September 15, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Yorkville for up to $15,000 in convertible debentures (“New Convertible Debentures”), issuable in two tranches. The first tranche of $10,000 was issued with a 10% original issue discount, yielding $9,000 in net proceeds, and bears 5% annual interest, with repayment due September 15, 2026. The debentures are convertible into Common Stock and contain certain features that represent embedded derivatives which are bifurcated and included within Prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2025, the second tranche of $5,000 had not been issued due to unmet requirements.
The September 2025 Amendment and first tranche of the New Convertible Debentures were accounted for collectively as a troubled debt restructuring. The Company determined that a concession was provided based on a decrease in the effective interest rate when compared to the original terms of the Existing Convertible Debentures. No gain or loss was recognized under the troubled debt restructuring accounting.
During the three and nine months ended September 30, 2025 (Successor), the Company issued 523,748 and 997,573 shares, respectively, of its Common Stock pursuant to the SEPA in payment of $2,602 and $4,937 of principal, respectively, and $130 and $247 of payment premium, respectively, for the Convertible Debentures. Also, the Company issued 140,168 shares of Common Stock due to the exercise of conversion option by Yorkville for a principal amount of $776 of the Convertible Debentures. For further information on this conversion, see Note 11. Stockholders' Equity. During the three months ended September 30, 2025 (Successor) and nine months ended September 30, 2025 (Successor), the Company made cash payments toward the Convertible Debentures totaling $552 and $1,386 of principal and $28 and $69 of payment premium, respectively.
Interest expense on the Convertible Debentures was as follows:

	Three months ended		Nine months ended
	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)
Interest attributable to contractual interest	21	—	21	—
Interest attributable to amortization of issuance costs	1,983	—	3,684	—
Total interest expense	$2,004	$—	$3,705	$—
Term Convertible Notes
At various dates in June and July of 2025, Accelsius entered into unsecured convertible notes with various other parties (the “Term Convertible Notes”) for a total principal amount of $7,750. The Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.

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
The interest expense on the Term Convertible Notes was $85 and $88 for the three and nine months ended September 30, 2025 (Successor), respectively.
Related Party Convertible Notes
On June 26, 2025, Accelsius entered into an unsecured Convertible Promissory Note (“CPN”) with a related party lender. The maximum principal amount under the CPN is $3,000, issuable in three equal draws, upon the request of Accelsius and subject to the related party’s sole discretion. On June 27, 2025, Accelsius received the first $1,000 draw and on July 24, 2025 received the second $1,000 draw, with a total outstanding principal of $2,000 as of September 30, 2025. The CPN has a stated interest rate of 15% and Accelsius is required to pay a loan fee (“Loan Fee”) of $35 upon maturity, repayment or conversion of this note.
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
In June of 2025, Accelsius also entered into unsecured convertible notes (“Related Party Term Convertible Notes”, together with the CPN, the “Related Party Convertible Notes”) with certain investors deemed to be Related Parties (as defined in the Company’s Related Party Transactions Policy) for a total principal amount of $4,250. The Related Party Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.
The Related Party Term Convertible Notes, which are subordinated to the WTI Facility, are convertible at the option of the lenders, starting January 2, 2026, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.175. For as long as any portion of the WTI Facility remains outstanding, the Related Party Term Convertible Notes lenders will not demand payment related to the Related Party Term Convertible Notes, unless they convert the debt into equity.
The interest expense on Related Party Convertible Notes, including the amortization of the loan fee, was $97 and $99 for the three and nine months ended September 30, 2025 (Successor), respectively.
August 2025 Notes
Between August 12, 2025 and September 19, 2025, Accelsius issued unsecured convertible promissory notes (the “August 2025 Notes”) totaling $9,150 in principal, with $7,300 in proceeds received by September 30, 2025. The notes bear interest at 6.5% annually, are repayable upon demand after two years and are subordinate to existing senior debt. Upon the Company’s next preferred equity round raising at least $5,000 from unaffiliated investors, the

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
notes will automatically convert into preferred units at 80% of the unit price, with accompanying warrants exercisable for 0.5 units at 120% of the unit price. During the three and nine months ended September 30, 2025 (Successor), the Company recognized $1,677 related to the change in fair value of the embedded derivative liability tied to the contingent conversion feature.
The August 2025 Notes are subordinate to the WTI Facility, Convertible Debentures, Term Convertible Notes and indebtedness of Accelsius owed to Innventure LLC and for as long as any portion of these senior debts remains outstanding, the lenders will not demand payment related to this August 2025 Notes, unless they convert the debt into equity.
The interest expense on the August 2025 Notes was $37 for the three and nine months ended September 30, 2025 (Successor).
Note 6. Inventories, net

	September 30, 2025	December 31, 2024
Raw materials	$3,490	$2,974
Work in process	4	50
Finished goods	2,910	2,154
Total inventories	$6,404	$5,178
Note 7. Property, Plant and Equipment

	September 30, 2025	December 31, 2024
Leasehold improvements	$944	$548
Machinery & equipment	1,905	664
Computers & office equipment	14	14
Construction in progress	—	266
Property, plant and equipment, gross	2,863	1,492
Less: Accumulated depreciation	(687)	(78)
Property, plant and equipment, net	$2,176	$1,414
Note 8. Goodwill and Intangible Assets
Goodwill

Balance as of December 31, 2024	$667,936
Impairment	(346,557)
Other	2,084
Balance as of September 30, 2025	$323,463
In addition to annual impairment testing of goodwill, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization and general industry, market and macroeconomic conditions. During the nine months ended September 30, 2025 (Successor), the Company recorded $346,557 in non-deductible, non-cash goodwill impairment charges, within the condensed consolidated statements of operations and comprehensive income (loss) due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market in late February 2025 through April 2025.

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

Other intangible assets, net

	September 30, 2025				December 31, 2024
Intangible Asset	Weighted-Average Amortization Period Remaining (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	15.0	17,800	(1,111)	16,689	17,800	$(277)	$17,523
Customer relationships	2.0	4,600	(1,532)	3,068	4,600	$(382)	$4,218
Developed technology	8.3	165,100	(18,938)	146,162	165,100	$(4,718)	$160,382
Other finite-lived intangible assets	2.2	30	(8)	22	30	—	$30
Total intangible assets		$187,530	$(21,589)	$165,941	$187,530	$(5,377)	$182,153
Amortization expense of $5,404 and $16,212 was recognized for the three and nine months ended September 30, 2025 (Successor), respectively, and is recorded within Cost of sales, General and administrative and Research and development on the condensed consolidated statements of operations and comprehensive income (loss).
Estimated future amortization expense is as follows:

Amortization Expense
2025 (excluding the first nine months of fiscal year 2025)	$5,404
2026	21,616
2027	21,234
2028	20,073
2029	18,853
2030 and thereafter	78,761
Total	$165,941
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
The Earnout Shares related to milestone three are liability classified and were fair valued at $5,460 and $14,752 as of September 30, 2025 and December 31, 2024, respectively. The Company recognized a loss of $1,090 and gain of $8,419 in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 (Successor), respectively.
Note 10. Warrants

	Number of Public Warrants	Number of Private Warrants	Number of 2024 WTI Warrants	Number of 2025 WTI Warrants
Outstanding, December 31, 2024 (Successor)	11,240,688	7,146,000	2	—
Exercised	—	—	—	—
Issued	—	—	—	2
Outstanding, September 30, 2025 (Successor)	11,240,688	7,146,000	2	2
There were no warrants outstanding during the three and nine months ended September 30, 2024 (Predecessor).
Public Warrants
The Company’s equity-classified public warrants expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share.
Private Placement Warrants
The Company’s liability-classified private placement warrants are measured at fair value based on the price of the public warrants (Level 2 fair value measurement). The private placement warrants will expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share. As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), the fair value of the private placement warrants is $6,392 and $16,793, respectively, and is presented as a current liability in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025 (Successor), the Company recognized a gain of $754 and $10,401, respectively, in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss).
WTI Warrants
On October 22, 2024, in connection with the WTI Facility, the Company issued warrants (the "2024 WTI Warrants") to the WTI Lenders. The 2024 WTI Warrants are considered freestanding financial instruments and are recorded at fair value on the condensed consolidated balance sheets as a warrant liability in the amount of $12,720 and $17,230 as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively. For the three and nine months ended September 30, 2025 (Successor), the Company recognized a loss of $270 and gain of $4,510, respectively, in change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The 2024 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
On April 14, 2025, the Company issued the 2025 WTI Warrants to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and June 30, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035, with additional customary rights and protections. The 2025 WTI Warrants were issued to the WTI Holders in conjunction with the first issuance of the Convertible Debentures. The 2025 WTI Warrants serve as consideration for certain provisions under the Consent. The Company recognized the related warrant liability at fair value at an amount of $3,090 at the time of issuance. The 2025 WTI Warrants are recorded at fair value on the condensed consolidated balance sheets in the amount of $3,630 as of September 30, 2025 (Successor). For the three and nine months ended September 30, 2025 (Successor), the Company recognized a loss of $230 and $540, respectively, in the change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The 2025 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.

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
Series B Preferred Stock
As of September 30, 2025, 3,000,000 shares of the authorized preferred stock are designated as Series B preferred stock, $0.0001 par value per share (“Series B Preferred Stock”).
Series B Preferred Stock is entitled to an 8% annual rate dividend. On March 19, 2025, the Company distributed 21,808 shares of Series B Preferred Stock to represent $218 in cumulative dividends for Series B Preferred Stock, covering the period from the initial issue date, as defined in the certificate of designation of Series B Preferred Stock, to December 31, 2024, as a payment in kind at the specified rate. During the nine months ended September 30, 2025 (Successor), the holders of Series B Preferred Stock exercised their conversion right and converted 1,085,664 shares of Series B Preferred Stock for 2,164,673 shares of Common Stock. Upon conversion, all the converted Series B Preferred Stock shares were canceled and retired.
As a result, the Company had a total of 33,144 shares of Series B Preferred Stock issued and outstanding as of September 30, 2025. As of September 30, 2025, the Company accrued $20 for the 8% dividend in the Obligation to issue equity on the condensed consolidated balance sheets.
Series C Preferred Stock
As of September 30, 2025, 5,000,000 shares of the authorized preferred stock are designated as series C preferred stock, $0.0001 par value per share (the “Series C Preferred Stock”). On March 24, 2025, Innventure issued 2,885,848 shares of Series C Preferred Stock at the original issue price for a total amount of $28,858. The consideration received by the Company was in the form of cash, services rendered and the cancellation of related party debt. During the nine months ended September 30, 2025 (Successor), the holders of Series C Preferred Stock exercised their conversion right and converted 2,735,848 shares of Series C Preferred Stock for 5,471,696 shares of Common Stock. Upon conversion, all the converted Series C Preferred Stock shares were canceled and retired.
The Series C Preferred Stock is subject to similar terms and conditions as the Series B Preferred Stock. The Company had a total of 150,000 shares of Series C Preferred Stock issued and outstanding as of September 30, 2025. As of September 30, 2025, the Company accrued $60 for the 8% dividend in the Obligation to issue equity on the condensed consolidated balance sheets.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Common Stock
The Company is authorized to issue 250,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of September 30, 2025 there were 56,220,158 shares of Common Stock issued and outstanding.
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
Pursuant to the SEPA, the Company issued 523,748 and 997,573 shares of Common Stock to the investors as repayments under the Convertible Debentures referenced in Note 5. Borrowings during the three and nine months ended September 30, 2025 (Successor), respectively.
For the three and nine months ended September 30, 2025 (Successor), in addition to the Common Stock issuances pursuant to the SEPA made in repayment towards the Convertible Debentures noted above, the Company sold — and 73,993 shares of Common Stock under the SEPA, raising $— and $931 in cash proceeds, respectively, which is classified within Issuance of common shares, net of issuance costs in the condensed consolidated statements of changes in mezzanine and stockholders' equity (deficit). As of September 30, 2025, the maximum remaining availability under the SEPA is approximately $67,000.
The Company’s ability to access the SEPA is subject to certain conditions and limitations in the SEPA and the Purchase Agreements, which impose further limitations and conditions upon the Company’s ability to access the SEPA.
Convertible Debentures
Pursuant to the Convertible Debentures (further defined in Note 5. Borrowings), the Company issued 140,168 shares of Common Stock to Yorkville as repayments under the Convertible Debentures during the three and nine months ended September 30, 2025 (Successor).
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
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Note 12. Stock-based Compensation
2024 Equity and Incentive Compensation Plan
Restricted Stock Units
On June 25, 2025, the Company issued 111,525 restricted stock units (“RSUs”) to five directors pursuant to the Innventure Non-Management Director Compensation Plan. The RSUs had a grant date fair value of $600 based on a fair value per unit of $5.38. The fair value of RSUs is determined based on the closing market price of the Company’s Common Stock at the date of the grant.

On July 15, 2025, the Company issued 327,248 shares of Common Stock to settle 412,156 vested RSUs net of taxes that were originally issued as part of the 2024 Equity and Incentive Compensation Plan.

On August 25, 2025, the Company issued 519,189 RSUs to five key employees. The RSUs had a grant date fair value of $2,303 based on a fair value per unit of $4.44. The fair value of RSUs is determined based on the closing market price of the Company’s Common Stock at the date of the grant.

During the three and nine months ended September 30, 2025 (Successor), the Company recognized compensation costs related to the RSUs of $3,534 and $14,429, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, the Company had $11,168 in stock-based compensation expense remaining to be recognized over approximately 1.8 years.
Stock Options
On February 26, 2025, the Company issued 90,000 stock options to two independent contractors. The stock options were granted with an exercise price of $8.84. Using the Black-Scholes option pricing model, the estimated grant date fair value of stock options was $4.97 per option based on an expected volatility of 56%, an expected option term of approximately 5.9 years, and risk-free rate of return of 4.06%. The stock options have a maximum contractual life of 10 years from the grant date.

During the three and nine months ended September 30, 2025 (Successor), the Company recognized compensation costs related to the stock options of $1,192 and $3,733, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, the Company had $2,633 in compensation expense remaining to be recognized over approximately 1.7 years.
Stock Appreciation Rights
In 2024, the Company issued 30,000 cash-settled stock appreciation rights (“SARs”) which were recognized at their fair value as of the date of the grant. These SARs entitle participants to cash equal to the value of the appreciation in Accelsius’ stock price over the base price established of $12.175. These cash-settled SARs are liability classified and are revalued at each reporting period. The SARs were valued as of September 30, 2025 using the Black-Scholes option-pricing model based on an expected volatility of 70%, an expected term of approximately 1.3 years, and risk-free rate of return of 4%. The Company recognized a decrease in compensation expense in the amount of $237 and $931 in relation to the change in fair value of the cash-settled SARs for the three and nine months ended September 30, 2025 (Successor), respectively.

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

Subsidiary Equity Plan

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
During the three and nine months ended September 30, 2025 (Successor), there were 915,000 and 1,048,000 Class C units granted, respectively with a grant date fair value per share of $20.31 and $20.60, respectively. During the three and nine months ended September 30, 2024 (Predecessor), there were $— and 110,000 Class C units granted, respectively, with a grant date fair value per unit of $— and $4.41, respectively.
The Company recognized compensation costs of $2,747 and $4,557 for the three and nine months ended September 30, 2025 (Successor) and $326 and $919 for the three and nine months ended September 30, 2024 (Predecessor), respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, the Company had $24,179 in unit-based compensation expense remaining to be recognized over approximately 2.2 years.
Note 13. Income Taxes
During the three and nine months ended September 30, 2025 (Successor), the Company recognized income tax benefits of $3,603 and $7,222, respectively. During the three and nine months ended September 30, 2024 (Predecessor), no income tax provision or expense was recorded.
For interim tax reporting, the Company estimated one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date pre-tax book loss. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. The effective tax rate for the three months ended September 30, 2025 (Successor) was a benefit of 9.40%, driven primarily by an increase in the valuation allowance as a result of pre-tax book loss activity. For the nine months ended September 30, 2025 (Successor), the effective tax rate was a benefit of 1.65% driven primarily by the impact of the goodwill impairment, which is not deductible for tax purposes.
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
Given the historical structure of the Predecessor, the Company determined that the calculation of earnings per membership unit results in values that are not a valuable metric to users of these consolidated financial statements. Therefore, earnings per share (“EPS”) information is omitted for the Predecessor periods. Presented in the table below is a reconciliation of the numerator and denominator for the EPS calculations for the three and nine months ended September 30, 2025 (Successor):

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Numerator:
Net loss attributable to Innventure, Inc., shareholders	$(28,332)	$(255,556)
Less: Cumulative earnings to participating securities	28	80
Undistributed loss for participating securities	(28,360)	(255,636)
Less: Undistributed loss attributable to participating securities	—	—
Net loss attributable to common shareholders, basic and diluted	$(28,360)	$(255,636)

Denominator:
Weighted average number of units outstanding, basic and diluted	55,846,721	51,583,853
Net loss per share attributable to common shareholders, basic and diluted	$(0.51)	$(4.96)
Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential Common Stock outstanding would have been anti-dilutive.
The following table presents the potential Common Stock outstanding that was excluded from the computation of diluted net loss per share of Common Stock for the periods presented because including them would have been antidilutive:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Public warrants	11,240,688	11,240,688
Private placement warrants	7,146,000	7,146,000
2024 WTI Warrants	1,000,000	1,000,000
Convertible Debentures	6,409,815	8,102,531
2025 WTI Warrants	495,074	495,074
Series B Preferred Stock	61,808	26,516
Series C Preferred Stock	279,723	194,062
Share options	1,041,667	1,041,667
RSUs	2,210,225	2,210,225
SARs	4,000,000	4,000,000
Note 15. Related Party Transactions
As more fully described in Note 5. Borrowings, the Company has various notes with affiliates, including short-term notes with three separate related parties which were settled on March 20, 2025. In addition, the Company issued a convertible note to the ESG Fund pursuant to the Amended and Restated Series I Convertible Note Purchase Agreement, dated as of June 2, 2023, by and among Accelsius, ESG Fund, and the other parties thereto, which was converted during the nine months ended September 30, 2024 (Predecessor). During the nine months ended September 30, 2025 (Successor), the Company entered into the Related Party Convertible Notes with various related parties, including other lenders.
Transactions with Directors

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
As more fully described in Note 12. Stock-based Compensation, the Company issued various equity awards to related parties throughout 2024. On December 9, 2024, the Company issued 1,246,722 RSUs with a grant date fair value of $15,210 and 590,163 stock options with a grant date fair value of $3,913 to a cumulative of eight directors. On December 31, 2024, the Company issued 200,000 SARs with a grant date fair value of $7,820 to four directors and former directors. On March 22, 2024, Accelsius issued 100,000 Class C Units with a grant date fair value of $441 to one director under the Accelsius Subsidiary Equity Plan. Additionally, on June 25, 2025, the Company issued 111,525 RSUs with a grant date fair value of $600 to five directors pursuant to the Innventure Non-Management Director Compensation Plan. On August 25, 2025, the Company issued 338,601 RSUs with a grant date fair value of $1,502 to two directors, pursuant to the 2024 Equity and Incentive Compensation Plan.
Transactions with the ESG Fund
As more fully described in Note 2. Accounting Policies in our 2024 Annual Report, the Company earns a 1-2% management fee for administrative, finance and accounting, and other back-office functions from the ESG Fund. Management fees earned from the ESG Fund were $— and $391 for the three and nine months ended September 30, 2025 (Successor), respectively, and $195 and $588 for the three and nine months ended September 30, 2024 (Predecessor), respectively, which is recorded as Revenue in the condensed consolidated statements of operations and comprehensive income (loss).
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
Transactions with AeroFlexx
As of September 30, 2025 and December 31, 2024, the Company had $6,870 and $4,375, respectively, of advances to AeroFlexx which is included in Due from related parties in the condensed consolidated balance sheets. The advances have no stated interest or maturity date but are expected to be repaid within a year.
On March 24, 2025, the Company issued 578,294 shares of Series C Preferred Stock to settle AeroFlexx’s debt with a related party. The Company considers the stock issuance to be an investment in AeroFlexx of $5,783 which was recorded in Investments on the condensed consolidated balance sheets.
Note 16. Commitments and Contingencies
PCT Guaranty
On April 22, 2020, the Company entered into a guaranty with a counterparty to unconditionally guarantee PCT’s obligation to reimburse a $5,000 prepayment upon PCT’s failure to meet certain performance thresholds. Performance thresholds include the commission and construction of a plant. The guaranty has no expiration. The total amount paid by the Company under the guaranty is $— and total interest paid is $—. As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), there was no principal outstanding under the guaranty.
Patent Agreement Contingent Fees
In 2022, the Company entered into two agreements with an MNC to purchase in-process research and development consisting of patents, technology, and knowledge transfer related to cooling technology for critical electronic equipment in a transaction that was determined to be an asset acquisition.
On June 30, 2025, Accelsius entered into an amended and restated agreement with the MNC. The amended agreement modifies several terms and notably (a) eliminates revenue-based royalty payments, (b) extends the due dates for fixed installment payments, (c) modifies and reduces the buy-out fee payable to the MNC in lieu of future installment payments upon certain events such as an assignment of the agreement or a capital event (including a

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
change of control or initial public offering), at the option of either the MNC or Accelsius, and (d) eliminates Accelsius’s ability to unilaterally terminate the agreement upon the occurrence of certain events (other than a material breach) and provides the MNC with certain limited information rights related to the equity ownership of Accelsius.
Under the terms of the agreements, the Company is required to make fixed installment payments, as disclosed below, for each year of the agreement through December 31, 2040.

Years Ending December 31,	Amount
2025 (excluding the first nine months of fiscal year 2025)	$700
2026	825
2027	825
2028	825
2029	825
Thereafter	9,075
Total	$13,075
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
The Company is committed to pay a semi-annual fee of $65 until ownership transfers or the Gasification Technology is no longer licensed, which is accrued on a monthly basis. During the three and nine months ended September 30, 2025 (Successor), $98 and $33, respectively, related to the Gasification Technology was recognized within General and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
The Company is committed to pay annual royalties based on Refinity-related gross sales and licensing revenue starting in 2025. For the three and nine months ended September 30, 2025 (Successor), no royalty payments were made to the third party.
Framework Agreement
On January 22, 2025, Refinity entered into the Framework Agreement (“Framework Agreement”) with a third party to obtain research services focusing on the further development and optimization of the Gasification Technology.
Refinity agreed to pay a minimum fee of €2,000 for the period beginning January 22, 2025 and ending April 30, 2026 (“Year 1”), and €3,000 for the period beginning May 1, 2026 and ending April 30, 2027 (“Year 2”); provided that, if the third party is unable to provide all of the services contemplated to be provided during Year 1 due to its resource constrains, any unused portion of the minimum fee for Year 1 will be deferred to Year 2 and added to the Year 2 minimum fee. Expenses for services from contracts under the Framework Agreement are recognized as incurred and are applied to the minimum fee. During the three and nine months ended September 30, 2025 (Successor), Refinity incurred €379 and €960, respectively, of service expenses toward the Year 1 minimum fee. After currency conversion, Refinity incurred $445 and $1,064, respectively, toward the Year 1 minimum fee during the three and nine months ended September 30, 2025 (Successor). Additionally, during the three and nine months ended September 30, 2025 (Successor), Refinity made payments of $784 and $1,086, respectively, on costs incurred as a part of the Year 1 minimum fee.
Common Stock Advance Funds

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
During the three and nine months ended September 30, 2025, the Company received $2,159 of advance funds for future equity issuance of the Company. This amount is shown within 'Obligation to issue equity' of the condensed consolidated balance sheets.
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
The following table presents information about the Company’s Technology segment for the three and nine months ended September 30, 2025 (Successor) and the three and nine months ended September 30, 2024 (Predecessor). The information includes the significant expense categories and amounts regularly provided to the CODM for the reportable segment, which may reflect a different presentation than amounts presented elsewhere in the condensed consolidated financial statements. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the Technology segment.

	Three months ended		Nine months ended
	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)
Revenue	$507	$95	$762	$95
Interest income	—	7	4	7

Cost of sales	$4,147	$777	$7,192	$777
Employee costs	5,183	2,746	12,987	8,076
Facilities, equipment & supplies	206	182	667	582
General and administrative	870	113	4,105	398
Outside services	427	431	1,236	842
Research and development	3,268	1,368	11,291	2,711
Sales and marketing	230	84	662	442
Depreciation expense *	162	30	463	99
Interest expense	297	73	614	564
Income tax expense (benefit)	(3,289)	—	(7,394)	—
Goodwill impairment	—	—	346,557	—
Other **	1,824	81	2,019	1,831
Total Expenses	$13,325	$5,885	$380,399	$16,322

Net Loss	$(12,818)	$(5,783)	$(379,633)	$(16,220)
* Represents depreciation expense not already included in Cost of sales.
** Other - change in fair value of embedded derivative liability, loss on conversion of promissory note, travel and other miscellaneous expenses.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
The following table reconciles the reportable segment to amounts reflected in our condensed consolidated financial statements.

	Three months ended		Nine months ended
	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)
Revenues:
Technology	$507	$95	$762	$95
Other	54	249	553	750
Elimination of management services provided to Technology	(27)	(27)	(81)	(81)
Consolidated Revenues	$534	$317	$1,234	$764

Interest Expense:
Technology	$297	$73	$614	$564
Other	3,310	971	7,693	1,070
Elimination of Intercompany Interest	(101)	(73)	(415)	(213)
Consolidated Interest Expense	$3,506	$971	$7,892	$1,421

Interest Income:
Technology	$—	$7	$4	7
Other	206	185	717	$327
Elimination of Intercompany Interest	(101)	(73)	(415)	$(213)
Consolidated Interest Income	$105	$119	$306	$121

Depreciation and Amortization Expense:
Technology	$5,636	$77	$16,813	$146
Other	2	—	8	—
Consolidated Depreciation and Amortization Expense	$5,638	$77	$16,821	$146

Net Loss:
Technology	$(12,818)	$(5,784)	$(379,633)	$(16,221)
Other	(21,917)	(1,857)	(50,051)	(10,260)
Consolidated Net Loss	$(34,735)	$(7,641)	$(429,684)	$(26,481)

Capital Expenditures:
Technology	$438	$96	$1,371	$736
Other	—	—	—	—
Consolidated Capital Expenditures	$438	$96	$1,371	$736
All long-lived assets are located entirely in the United States. Segment assets are not reviewed by the CODM and therefore are not disclosed.
Note 18. Subsequent Events

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited) (in thousands, except share or per share data)
Events occurring after September 30, 2025 are:
In October and November 2025, the Company issued a total of 4,596,315 shares of Common Stock to Yorkville for a total principal amount of $12,900 of the Convertible Debentures, due to the exercise of conversion option by Yorkville as referenced in Note 5. Borrowings.
On October 2, 2025, Accelsius issued and sold 685,163 Series B-1 Units (the “Series B-1 Units”) to Johnson Controls, Inc. (“JCI”) for approximately $25,000, before deducting financial advisor fees and other estimated offering expenses. JCI is entitled to appoint and remove a director to the board of directors of Accelsius if JCI and its affiliates maintain a significant ownership percentage. As a result of the sale of Series B-1 Units to JCI, the August 2025 Notes converted into 251,452 Series B-2 units and 125,725 B-2 Warrants were issued.

On October 3, 2025, the Company raised approximately $9,751 through a private placement, issuing 1,625,235 shares of Common Stock at $6.00 per share and Series A warrants to purchase 1,625,235 shares of Common Stock (the “Series A Warrants”). The Series A Warrants, exercisable from April 6, 2026 at $8.00 per share, are redeemable under certain conditions until October 3, 2030.

On October 8, 2025, the Company repaid the CPN in full due to its related party, amounting to $2,000 in principal, $74 in interest, and $35 for the loan fee, for a total of $2,109.

On November 12, 2025, the Company issued the second tranche of the New Convertible Debentures for $5,000, as referenced in Note 5. Borrowings. The debentures were issued with a 10% original issue discount, yielding $4,500 in net proceeds, bear 5% annual interest, and mature on September 15, 2026.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our and our predecessor’s, as applicable, unaudited condensed consolidated financial statements and related notes as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 included in Item 1 of this Form 10-Q and our predecessor’s, as applicable, audited consolidated financial statements and related notes as of and for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”). This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below in this section and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward–Looking Statements” included elsewhere in this Form 10-Q and in the Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Segments
Based on the allocation of resources and assessment of financial performance by our Chief Executive Officer (who has been determined to be our Chief Operating Decision Maker), we have identified one reportable segment: Technology. The Company’s remaining operations are not reportable segments and are classified as “Other.” “Other” primarily includes the Company’s remaining operations consisting of Innventure’s original platform business, service activities, Refinity and other equity method investment activities.
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
Results of Operations for the three and nine months ended September 30, 2025 (Successor) and three and nine months ended September 30, 2024 (Predecessor) (in thousands, except as otherwise noted)
To reflect the application of different bases of accounting as a result of the Business Combination, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) three and nine months ended September 30, 2024 (labeled “Predecessor”) and (2) three and nine months ended September 30, 2025 (labeled “Successor”).
Comparison of the nine months ended September 30, 2025 and September 30, 2024:

	Successor	Predecessor
	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Change
	($)	($)	($)	(%)
Revenue	$1,234	$764	$470	61.5%

Operating Expenses
Cost of sales	7,192	777	6,415	825.6%
General and administrative	55,172	25,323	29,849	117.9%
Goodwill impairment	346,557	—	346,557	nm*
Sales and marketing	6,818	4,178	2,640	63.2%
Research and development	18,472	5,978	12,494	209.0%
Total Operating Expenses	434,211	36,256	397,955	1,097.6%

Loss from Operations	(432,977)	(35,492)	(397,485)	1,119.9%

Non-operating (Expense) and Income
Interest expense, net	(7,586)	(1,300)	(6,286)	483.5%
Net gain on investments	—	11,547	(11,547)	(100.0)%
Net loss on investments – due to related parties	—	(468)	468	(100.0)%
Change in fair value of financial liabilities	19,496	(478)	19,974	(4,178.7)%
Equity method investment (loss) income	(10,282)	893	(11,175)	(1,251.4)%
Realized gain on conversion of available for sale investment	1,507	—	1,507	nm*
Loss on extinguishment of debt	(3,462)	—	(3,462)	nm*
Loss on extinguishment of related party debt	(3,538)	—	(3,538)	nm*
Loss on conversion of promissory notes	—	(1,119)	1,119	(100.0)%
Miscellaneous other expense	(64)	(64)	—	—%
Total Non-operating (Expense) Income	(3,929)	9,011	(12,940)	(143.6)%

Income tax benefit	(7,222)	—	(7,222)	nm*

Net Loss	(429,684)	(26,481)	(403,203)	1,522.6%
Less: net loss attributable to
Non-controlling interest	(174,128)	(11,762)	(162,366)	1,380.4%

Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(255,556)	(14,719)	(240,837)	1,636.2%

Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available for sale debt securities - related party	(410)	(2,373)	1,963	(82.7)%
Reclassification of realized gain on conversion of available for sale investments	(1,507)	—	(1,507)	nm*
Total other comprehensive income (loss), net of taxes	(1,917)	(2,373)	456	(19.2)%

Total comprehensive loss, net of taxes	(431,601)	(28,854)	(402,747)	1,395.8%
Less: comprehensive loss attributable to
Non-controlling interest	(174,128)	(11,762)	(162,366)	1,380.4%
Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(257,473)	$(17,092)	$(240,381)	1,406.4%
*not meaningful

Revenue
Revenue was $1,234 for the nine months ended September 30, 2025 (Successor) and $764 for the nine months ended September 30, 2024 (Predecessor), an increase of $470, or 61.5%. The increase was driven by an increase of $667 of product sales in the Technology segment, offset by a decrease of $197 of management fee income.
Cost of sales
Cost of sales was $7,192 for the nine months ended September 30, 2025 (Successor) and $777 for the nine months ended September 30, 2024 (Predecessor), an increase of $6,415, or 825.6%. The increase relates to the generation of revenue at the Technology segment resulting in an increase in costs related to supplies and materials amounting to $798, an increase in amortization of intangible assets of $3,660 and an increase in employee costs of $1,642.
General and administrative
General and administrative expense was $55,172 for the nine months ended September 30, 2025 (Successor) and $25,323 for the nine months ended September 30, 2024 (Predecessor), an increase of $29,849, or 117.9%. The increase in expenditure was attributed to increased stock-based compensation costs of $21,916, increased intangible asset amortization of $3,563 and increased professional and legal fees of $4,430.
Goodwill impairment
Goodwill impairment expense was $346,557 for the nine months ended September 30, 2025 (Successor) and $— for the nine months ended September 30, 2024 (Predecessor), an increase of $346,557. The increase was due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were sensitive to the general downward volatility experienced in the stock market during late February 2025 through April 2025. For the three months ended September 30, 2025 (Successor), there was no goodwill impairment charge.
Sales and marketing
Sales and marketing expense was $6,818 for the nine months ended September 30, 2025 (Successor) and $4,178 for the nine months ended September 30, 2024 (Predecessor), an increase of $2,640, or 63.2%. The increase was due to increased employee costs of $1,772 and an increase in advertising and marketing-related events and expenses primarily associated with the commercialization phase of the Technology segment of $745.
Research and development
Research and development expense was $18,472 for the nine months ended September 30, 2025 (Successor) and $5,978 for the nine months ended September 30, 2024 (Predecessor), an increase of $12,494 or 209.0%. The increase was due to an increase in amortization of intangible assets of $8,981, an increase in employee costs of $2,154 and an increase in development fees at Refinity of roughly $1,357.
Interest expense, net
Interest expense, net was $7,586 for the nine months ended September 30, 2025 (Successor) and $1,300 for the nine months ended September 30, 2024 (Predecessor), an increase of $6,286, or 483.5%. The increase was due to interest expense on the convertible debentures (collectively, the “Convertible Debentures”) issued to Yorkville pursuant to each of the securities purchase agreement, dated September 15, 2025 (“Securities Purchase Agreement”), and the securities purchase agreement, dated March 25, 2025, of $3,705, contractual interest expense for the term loan agreement entered into on October 22, 2024 by and among the Company and WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively, “WTI Lenders”), which provides for a term loan facility in the aggregate principal amount of up to $50,000 (the “WTI Facility”) of $2,048, amortization of issuance costs on the WTI Facility of $1,457, partially offset by a net decrease in interest expense related to other debt instruments that have been paid down of $587 and by an increase in interest income of $389.

Net gain on investments
Net gain on investments was $— for the nine months ended September 30, 2025 (Successor) and $11,547 for the nine months ended September 30, 2024 (Predecessor), a decrease of $11,547 or 100.0%. The decrease was due to the gain on investment in PureCycle Technologies, Inc. (“PCT”) owned stock via Class PCTA units during the nine months ended September 30, 2024 (Predecessor), which is no longer consolidated in the Company’s condensed consolidated financial statements as a result of Business Combination.
Net loss on investments – due to related parties
Net loss on investments – due to related parties was $— for the nine months ended September 30, 2025 (Successor) and $468 for the nine months ended September 30, 2024 (Predecessor), a decrease of $468 or 100.0%. The decrease was due to an increase in the fair value of the liability of PCT stock owed to other parties for the nine months ended September 30, 2024 (Predecessor). The Class PCTA associated liabilities are no longer consolidated in the Company’s condensed consolidated financial statements as a result of the Business Combination.
Change in fair value of financial liabilities
The fair value of financial liabilities decreased by $19,496 for the nine months ended September 30, 2025 (Successor) and increased by $478 for the nine months ended September 30, 2024 (Predecessor), an increase to income of $19,974, or 4,178.7%. The increase to income was primarily due to decreases in fair value for warrants of $14,371 and earnout liabilities of $8,419 and was offset by a net increase in the fair value of the embedded derivative liabilities of $2,816.
Equity method investment (loss) income
Equity method investment loss was $10,282 for the nine months ended September 30, 2025 (Successor) and the equity method investment income was $893 for the nine months ended September 30, 2024 (Predecessor), a change of $11,175, or 1,251.4%. The loss during the nine months ended September 30, 2025 (Successor) is related to losses from the Company’s equity method investment in AeroFlexx of $10,233. The income during the nine months ended September 30, 2024 (Predecessor) was due to allocated income from the Innventus ESG Fund I, L.P. (the “ESG Fund”) of $1,742 offset by losses from the Company’s equity method investment in AeroFlexx of $849.
Realized gain on conversion of available for sale investment
Realized gain on conversion of available for sale investment was $1,507 for the nine months ended September 30, 2025 (Successor) and $— for the nine months ended September 30, 2024 (Predecessor), an increase of $1,507. The increase was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain during the nine months ended September 30, 2025 (Successor).
Loss on extinguishment of debt
Loss on extinguishment of debt was $3,462 for the nine months ended September 30, 2025 (Successor) and $— for the nine months ended September 30, 2024 (Predecessor), an increase of $3,462. The increase was due to the modification of the WTI Facility in connection with the issuance of the first tranche of Convertible Debentures to Yorkville, which was accounted for as an extinguishment. There was no gain or loss on extinguishment of debt for the nine months ended September 30, 2024 (Predecessor).
Loss on extinguishment of related party debt
Loss on extinguishment of related party debt was $3,538 for the nine months ended September 30, 2025 (Successor) and $— for the nine months ended September 30, 2024 (Predecessor), an increase of $3,538. The increase was due to the extinguishment of the related party loans by additional issuances of the Company’s series C preferred stock, $0.0001 par value per share (“Series C Preferred Stock”) during the nine months ended September 30, 2025 (Successor). There was no gain or loss on extinguishment of related party debt for the nine months ended September 30, 2024 (Predecessor).

Loss on conversion of promissory notes
Loss on conversion of promissory notes was $— for the nine months ended September 30, 2025 (Successor) and $1,119 for the nine months ended September 30, 2024 (Predecessor), a decrease of $1,119 or 100.0%. This was due to the automatic conversion of promissory notes during the nine months ended September 30, 2024 (Predecessor) into equity instruments which was treated as an extinguishment thereby generating a loss. There was no equivalent transaction for the nine months ended September 30, 2025 (Successor).
Unrealized gain (loss) on available for sale debt securities - related party
Unrealized loss on available for sale debt securities - related party was $410 for the nine months ended September 30, 2025 (Successor) and $2,373 for the nine months ended September 30, 2024 (Predecessor), a decrease of $1,963 or 82.7%. The decrease was due to the fair value adjustment to the AeroFlexx investment in debt securities which are classified as available for sale.
Reclassification of realized gain on conversion of available for sale investments
Reclassification of realized gain on conversion of available for sale investments was $1,507 for the nine months ended September 30, 2025 (Successor) and $— for the nine months ended September 30, 2024 (Predecessor), an increase of $1,507. The increase was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain during the nine months ended September 30, 2025 (Successor).
Loss attributable to Non-controlling interest
Loss attributable to non-controlling interests was $174,128 for the nine months ended September 30, 2025 (Successor) and $11,762 for the nine months ended September 30, 2024 (Predecessor), an increase of $162,366, or 1,380.4%. This was due to the increase in the Technology segment net loss as a result of goodwill impairment during the nine months ended September 30, 2025 (Successor) as compared to the nine months ended September 30, 2024 (Predecessor).

Comparison of the three months ended September 30, 2025 and September 30, 2024:

	Successor	Predecessor
	Three months ended September 30, 2025	Three months ended September 30, 2024	Change
	($)	($)	($)	(%)
Revenue	$534	$317	$217	68.5%

Operating Expenses
Cost of sales	4,147	777	3,370	433.7%
General and administrative	16,927	9,052	7,875	87.0%
Sales and marketing	2,514	1,629	885	54.3%
Research and development	6,151	2,533	3,618	142.8%
Total Operating Expenses	29,739	13,991	15,748	112.6%

Loss from Operations	(29,205)	(13,674)	(15,531)	113.6%

Non-operating (Expense) and Income
Interest expense, net	(3,401)	(852)	(2,549)	299.2%
Net gain on investments	—	7,148	(7,148)	(100.0)%
Net loss on investments – due to related parties	—	(308)	308	(100.0)%
Change in fair value of financial liabilities	(4,109)	—	(4,109)	nm*
Equity method investment (loss) income	(1,602)	109	(1,711)	(1,569.7)%
Miscellaneous other expense	(21)	(64)	43	(67.2)%
Total Non-operating (Expense) Income	(9,133)	6,033	(15,166)	(251.4)%

Income tax benefit	(3,603)	—	(3,603)	nm*

Net Loss	(34,735)	(7,641)	(27,094)	354.6%
Less: net loss attributable to
Non-controlling interest	(6,403)	(5,430)	(973)	17.9%

Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(28,332)	(2,211)	(26,121)	1,181.4%

Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available for sale debt securities - related party	281	(2,373)	2,654	(111.8)%
Total other comprehensive income (loss), net of taxes	281	(2,373)	2,654	(111.8)%

Total comprehensive loss, net of taxes	(34,454)	(10,014)	(24,440)	244.1%
Less: comprehensive loss attributable to
Non-controlling interest	(6,403)	(5,430)	(973)	17.9%

Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(28,051)	$(4,584)	$(23,467)	511.9%
__________________
*not meaningful

Revenue
Revenue was $534 for the three months ended September 30, 2025 (Successor) and $317 for the three months ended September 30, 2024 (Predecessor), an increase of $217 or 68.5%. The increase was driven by an increase of $412 of product sales in the Technology segment, offset by a decrease of $196 of management fee income.
Cost of sales
Cost of sales was $4,147 for the three months ended September 30, 2025 (Successor) and $777 for the three months ended September 30, 2024 (Predecessor), an increase of $3,370 or 433.7%. The increase relates to the generation of revenue at the Technology segment resulting in an increase in costs related to material costs and supplies amounting to $509, an increase in amortization of intangible assets of $2,047 and an increase of employee costs of $655.
General and administrative
General and administrative expense was $16,927 for the three months ended September 30, 2025 (Successor) and $9,052 for the three months ended September 30, 2024 (Predecessor), an increase of $7,875, or 87.0%. The increase was due to increased stock-based compensation costs of $7,592 and amortization expense resulting from the intangibles acquired in the Business Combination of $661.
Sales and marketing
Sales and marketing expense was $2,514 for the three months ended September 30, 2025 (Successor) and $1,629 for the three months ended September 30, 2024 (Predecessor), an increase of $885, or 54.3%. The increase was due to increased employee costs of $590 and a $236 increase in advertising and marketing-related events and expenses primarily associated with the commercialization phase of the Technology segment.
Research and development
Research and development expense was $6,151 for the three months ended September 30, 2025 (Successor) and $2,533 for the three months ended September 30, 2024 (Predecessor), an increase of $3,618, or 142.8%. The increase was due to an increase of $2,693 of amortization of intangible assets and an increase in employee costs of $900.
Interest expense, net
Interest expense, net was $3,401 for the three months ended September 30, 2025 (Successor) and $852 for the three months ended September 30, 2024 (Predecessor), an increase of $2,549, or 299.2%. The increase was due to interest expense on the Convertible Debentures of $2,004, an increase in contractual interest expense on the WTI Facility of $690, amortization of issuance costs on the WTI Facility of $601, partially offset by a net decrease in interest expense related to other debt instruments that have been paid down of $956.
Net gain on investments
Net gain on investments was $— for the three months ended September 30, 2025 (Successor) and net gain on investments was $7,148 for the three months ended September 30, 2024 (Predecessor), a decrease of $7,148 or 100.0%. The decrease was due to the gain on investment in PCT owned stock via Class PCTA units during the three months ended September 30, 2024 (Predecessor), which is no longer consolidated in the Company’s condensed consolidated financial statements as a result of Business Combination.
Net loss on investments – due to related parties
Net loss on investments – due to related parties was $— for the three months ended September 30, 2025 (Successor) and $308 for the three months ended September 30, 2024 (Predecessor), a decrease of $308 or 100.0%. The decrease was due to a decrease in the fair value of the liability of PCT stock owed to other parties for the three months ended September 30, 2024 (Predecessor). The Class PCTA associated liabilities are no longer consolidated in the Company’s condensed consolidated financial statements as a result of the Business Combination.

Change in fair value of financial liabilities
The fair value of financial liabilities increased by $4,109 for the three months ended September 30, 2025 (Successor) and was $— for the three months ended September 30, 2024 (Predecessor), an overall decrease to income of $4,109. The decrease to income was primarily due to an increase in fair value of the earnout liabilities of $1,090 and a net increase in the fair value of the embedded derivative liabilities of $3,272, offset by a decrease in the fair value of the warrant liabilities of $254.
Equity method investment (loss) income
Equity method investment loss was $1,602 for the three months ended September 30, 2025 (Successor) and equity method investment income was $109 for the three months ended September 30, 2024 (Predecessor), a decrease of $1,711, or 1,569.7%. The loss during the three months ended September 30, 2025 (Successor) is related to losses from the Company’s equity method investment in AeroFlexx of $1,621. The income during the three months ended September 30, 2024 (Predecessor) was due to allocated income from the ESG Fund of $400, offset by losses from the Company’s equity method investment in AeroFlexx of $290.
Unrealized gain (loss) on available for sale debt securities - related party
Unrealized gain on available for sale debt securities - related party was $281 for the three months ended September 30, 2025 (Successor) and unrealized loss on available for sale debt securities - related party amounted to $2,373 for the three months ended September 30, 2024 (Predecessor), a change of $2,654, or 111.8%. The change was due to the fair value adjustment to the AeroFlexx investment in debt securities which are classified as available for sale.
Loss attributable to Non-controlling interest
Loss attributable to non-controlling interests was $6,403 for the three months ended September 30, 2025 (Successor) and $5,430 for the three months ended September 30, 2024 (Predecessor), an increase of $973, or 17.9%. This increase was due to the increase in the Technology segment net loss.
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
The following table provides a reconciliation from Net Loss to EBITDA and Adjusted EBITDA for the specified periods:

	Three months ended		Nine months ended
	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)	September 30, 2025 (Successor)	September 30, 2024 (Predecessor)
Net loss	$(34,735)	$(7,641)	$(429,684)	$(26,481)
Interest expense, net(1)	3,401	852	7,586	1,300
Depreciation and amortization expense	5,639	77	16,821	146
Income tax benefit	(3,603)	—	(7,222)	—
EBITDA	(29,298)	(6,712)	(412,499)	(25,035)
Transaction and other related costs(2)	—	3,373	—	9,414
Change in fair value of financial liabilities(3)	4,109	—	(19,496)	478
Stock-based compensation(4)	7,725	367	22,972	1,056
Goodwill impairment(5)	—	—	346,557	—
Loss on extinguishment of debt(6)	—	—	3,462	—
Loss on extinguishment of related party debt(7)	—	—	3,538	—
Loss on conversion of promissory notes	—	—	—	1,119
Adjusted EBITDA	$(17,464)	$(2,972)	$(55,466)	$(12,968)
(1) Interest Expense, net, includes interest incurred on our various borrowing facilities and the amortization of debt issuance costs.
(2) Transaction and other related costs – For the three and nine months ended September 30, 2024 (Predecessor), this is comprised of consulting, legal, and other professional fees related to the Business Combination.
(3) Change in fair value of financial liabilities – For the three and nine months ended September 30, 2025 (Successor), the change in fair value of financial liabilities primarily consists of the change in fair value of the warrant liability, the earnout liability and the embedded derivatives in various instruments. For the three and nine months ended September 30, 2024 (Predecessor), this is comprised entirely of the change in fair value of the embedded derivative associated with the convertible notes.
(4) Stock based compensation – For the three and nine months ended September 30, 2025 (Successor), stock based compensation primarily consisted of awards in the 2024 Equity and Incentive Plan entered into on October 2, 2024 subsequent to the Business Combination. These awards consisted of Stock Options, Restricted Stock Units, and Stock Appreciation Rights. Further, a portion of this expense was related to share-based payment employee incentive plans in existence at subsidiaries. Additional Stock Options were granted in February 2025 and additional Restricted Stock Units were granted in June 2025 and August 2025 which are included in the stock-based compensation caption for their respective periods. For the three and nine months ended September 30, 2024 (Predecessor), stock-based compensation was comprised wholly of share-based payment employee incentive plans in existence at Innventure LLC and other subsidiaries.
(5) Goodwill impairment - For the nine months ended September 30, 2025 (Successor), the Company recognized goodwill impairment due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market from late February 2025 through April 2025. The publicly quoted share price stabilized some in May 2025 and June 2025. For the three months ended September 30, 2025 (Successor), there was not a triggering event that occurred, resulting in no additional goodwill impairment charge.There was no similar goodwill impairment charge for the three and nine months ended September 30, 2024 (Predecessor).
(6) Loss on extinguishment of debt - For the three and nine months ended September 30, 2025 (Successor), the Company modified the WTI Facility, and such modification was accounted for as a debt extinguishment while no debt was repaid. There was no loss on extinguishment of debt for the three and nine months ended September 30, 2024 (Predecessor).
(7) Loss on extinguishment of related party debt - For the three and nine months ended September 30, 2025 (Successor), the Company extinguished certain related party debts by issuing Series C Preferred Stock. There was no loss on extinguishment of related party debt for the three and nine months ended September 30, 2024 (Predecessor).

In presenting Adjusted EBITDA, we aim to provide investors with an additional tool for assessing the operational performance of our business. It serves as a useful complement to our GAAP results, offering a more comprehensive understanding of our financial health and operational efficiencies.
Liquidity and Capital Resources (in thousands, except as noted)
As discussed in more detail below, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements included in Item 1. of this Form 10-Q were issued. The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.
In assessing liquidity, we monitor and analyze cash on hand and operating expenditure commitments. Our material cash requirements are from working capital requirements and operating expense obligations.
Sources of Liquidity
The following is a summary of the components of our liquidity as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$9,061	$11,119
Working capital	(50,227)	(45,061)
Our long-term future liquidity requirements will depend on many factors, including funding required by us and our Operating Companies to (i) support the growth of the business and the current business strategy; (ii) fund working capital, capital expenditures and general corporate expenditures; and (iii) support other business opportunities and expenditures. As of September 30, 2025, we had limited cash on hand, and over the next 12 months, we anticipate that Innventure and its Operating Companies will require at least $50,000 to meet our collective operating and strategic needs, with an additional $25,000 required to support growth across our Operating Companies in accordance with our current business plan. We expect to meet these needs through a combination of cash on hand, operating cash flows, strategic investments, the Standby Equity Purchase Agreement (the “SEPA”) with Yorkville (maximum remaining availability of approximately $67,000 as of September 30, 2025, subject to the satisfaction of certain conditions in the SEPA and the Purchase Agreements, as described below, which impose additional limitations and conditions upon our ability to access the SEPA) and additional financings completed by us and our Operating Companies. Summarized below are equity and debt financing activities made during the nine months ended September 30, 2025 (Successor) and thereafter:
Recent equity financing activities include:
•The Company entered into the SEPA with Yorkville in October 2023, which provides the Company the right, but not the obligation, to sell to Yorkville up to $75,000 in the Company’s common stock, par value $0.0001 per share (“Common Stock”) from time to time through November 2027 (of which approximately $67,000 in Common Stock remains available for issuance under the SEPA), subject to the satisfaction of certain conditions in the SEPA and the Purchase Agreements, which impose additional limitations and conditions upon the Company’s ability to access the SEPA. During the nine months ended September 30, 2025 (Successor), the Company issued 997,573 shares of Common Stock pursuant to the SEPA in payment of $4,937 of principal and $247 of payment premiums for the Convertible Debentures. In addition to the Common Stock issuances pursuant to the SEPA made in repayment towards the Convertible Debentures, the Company sold 73,993 shares of Common Stock under the SEPA, raising $931 in cash proceeds.
•Accelsius raised a total of $7,120 through the issuance of Accelsius Series A Preferred units during the nine months ended September 30, 2025 (Successor).
•The Company issued 2,885,848 shares of Series C Preferred Stock on March 24, 2025 for a total amount of $28,858, with the consideration received in the form of cash, services, and related party debt cancellation.

•Accelsius raised $25,000 on October 2, 2025 through the issuance of 685,163 Series B-1 units to JCI. $7,337 of debt converted to equity in the form of 251,452 Series B-2 units and 125,725 B-2 Warrants in conjunction with the issuance of Series B-1 units by Accelsius.
•The Company raised $9,751 on October 3, 2025 through a private placement by issuing 1,625,235 shares of Common Stock at $6.00 per share and Series A warrants to purchase 1,625,235 shares of Common Stock.
Recent debt financing activities include:
•The Company issued $30,000 in Convertible Debentures in April and May 2025, split between two tranches. The Company received $18,000 and $9,000 in cash proceeds for the first and second tranche, respectively. In connection with the issuance of the Convertible Debentures, the Company issued two warrants (the “2025 WTI Warrants”) to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to WTI Fund X, LLC and WTI Fund XI, LLC, exercisable through March 31, 2035.
•Accelsius entered into unsecured convertible notes (“Related Party Term Convertible Notes”) with certain investors deemed to be Related Parties (as defined in the Company’s Related Party Transactions Policy) for a total principal amount of $4,250 in June 2025. The Related Party Term Convertible Notes are convertible into Series A Units of Accelsius and have a maturity date of December 31, 2026.
•Accelsius entered into an unsecured Convertible Promissory Note (“CPN”) with a related party lender in June 2025 that is drawable in three tranches with 15% interest and a $35 loan fee. As of September 30, 2025, $2,000 was drawn down by Accelsius. On October 8, 2025, the Company repaid the CPN in full due to its related party lender, amounting to $2,000 in principal, $74 in interest, and $35 for the loan fee.
•Accelsius issued unsecured convertible notes with various other parties for a total principal amount of $7,750 in June and July of 2025 that are convertible into Series A Units of Accelsius starting January 2026.
•Accelsius entered into unsecured convertible promissory notes totaling $9,150 in principal between August 12, 2025 and September 19, 2025, with $7,300 in cash proceeds received by September 30, 2025.
•The Company entered into the Securities Purchase Agreement with Yorkville on September 15, 2025 to issue the New Convertible Debentures. Of the $15,000 authorized, one tranche totaling $10,000 was issued before September 30, 2025 totaling $9,000 in cash proceeds. On November 12, 2025, the Company issued the second tranche of the New Convertible Debentures for $5,000, totaling $4,500 in cash proceeds. In addition, as provided by the Securities Purchase Agreement, for so long as any amounts remain outstanding under the Convertible Debentures, unless otherwise agreed by Yorkville: (A) the Company shall not submit an advance notice in writing to Yorkville under the SEPA (each, an “Advance,” and notice of such request, an “Advance Notice”) prior to January 15, 2026 (the date that is four months from September 15, 2025); (B) thereafter, the Company may submit an Advance Notice provided that an Amortization Event (as defined in the Convertible Debentures) has not occurred, or has occurred but is not continuing, and certain other conditions have been satisfied under the Convertible Debentures; and (C) notwithstanding the limitations set forth in (A) and (B) above, if an Amortization Event has occurred and is continuing, the Company may submit an Advance Notice provided that (1) the Company requests an Option 2 Pricing Period (as defined in the SEPA) in such Advance Notice and (2) all of the proceeds from such Advance Notice shall be used to satisfy payments due or coming due pursuant to the Convertible Debentures.
•Pursuant to the Fifth Amendment to Loan and Security Agreement between Innventure LLC and Accelsius, on September 18, 2025 the Company elected to convert $550 of accrued interest outstanding into 45,159 Series A Units of Accelsius.
All convertible notes are subordinated to the WTI Facility and other debt of the Company owed to the WTI Lenders, and the holders of the convertible notes have agreed not to demand repayment while senior obligations remain outstanding.

Cash Flows
Cash flows associated with operating, investing and financing activities for the nine months ended September 30, 2025 (Successor) and nine months ended September 30, 2024 (Predecessor) are summarized as follows:

	Successor	Predecessor	Change
	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Amount	% Change
Net Cash Used in Operating Activities	$(56,328)	$(18,647)	$(37,681)	202.1%
Net Cash Used in Investing Activities	(4,079)	(5,822)	1,743	(29.9)%
Net Cash Provided by Financing Activities	63,349	38,191	25,158	65.9%
Net Increase in Cash, Cash Equivalents and Restricted Cash	$2,942	$13,722	$(10,780)	(78.6)%
Net Cash Used in Operating Activities
Cash flows used in operating activities were $56,328 for the nine months ended September 30, 2025 (Successor), as compared to $18,647 for the nine months ended September 30, 2024 (Predecessor), an increase of $37,681, or 202.1%. The increase is primarily related to an increase in the Company’s operating expenses.
Net Cash Used in by Investing Activities
Cash flows used in investing activities were $4,079 for the nine months ended September 30, 2025 (Successor), as compared to $5,822 for the nine months ended September 30, 2024 (Predecessor), a decrease of $1,743 or 29.9%. The decrease is primarily related to lower investments in debt securities and advances to our related parties, partially offset by reduced proceeds from sales of investments.
Net Cash Provided by Financing Activities
Cash flows provided by financing activities were $63,349 for the nine months ended September 30, 2025 (Successor), as compared to $38,191 for the nine months ended September 30, 2024 (Predecessor), an increase of $25,158 or 65.9%. The increase is primarily related to proceeds from the issuance of additional debt financing.
Indebtedness
Refer to Note 5. Borrowings to our condensed consolidated financial statements for the three and nine months ended September 30, 2025 (Successor) and three and nine months ended September 30, 2024 (Predecessor) included in Item 1. of this Form 10-Q for a discussion of our indebtedness.
Contractual Obligations
The following table presents a summary of our contractual obligations, including payments due by period, as of September 30, 2025:

	2025 (remaining 3 months)	2026	2027	2028	Thereafter	Total
Operating lease	$168	$693	$467	$228	$—	$1,556
Debt obligations	2,266	58,835	8,244	4,561	—	73,906
Fixed future installments payable	700	825	825	825	9,900	13,075
Total	$3,134	$60,353	$9,536	$5,614	$9,900	$88,537
Going Concern
We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we continue to have an ongoing need to raise significant additional cash from outside sources to sustain our operations and fund our growth plans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from public or private equity or debt financing or otherwise generate sufficient revenues from our Operating Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement additional cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities (at either the Innventure or Operating Company level), it could result in substantial dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our Common Stock. See “Item 1A. Risk Factors – Risks Related to Innventure’s Business – There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.” in our Form 10-K.
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
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of September 30, 2025, because of the material weaknesses in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities
On September 15, 2025, the Company entered into the Securities Purchase Agreement with Yorkville in connection with the issuance and sale by the Company of the New Convertible Debentures issuable in an aggregate principal amount of up to $15,000,000, which New Convertible Debentures are convertible into Common Stock and include embedded derivatives. Pursuant to the terms of the Securities Purchase Agreement, Yorkville purchased and the Company issued, $10,000,000 in aggregate principal amount of New Convertible Debentures on September 15, 2025.
Pursuant to the terms of the SEPA, during the three months ended September 30, 2025, the Company issued an aggregate of 523,748 shares of Common Stock to Yorkville for aggregate gross proceeds of $2,732.
The Company issued each of the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 4(a)(2) thereof or Regulation D promulgated under the Securities Act.
Issuer Repurchases of Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

4.1^
Third Convertible Debenture, issued to YA II PN, Ltd., dated September 15, 2025 (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

10.1^
Securities Purchase Agreement, by and between Innventure, Inc. and YA II PN, Ltd., dated September 15, 2025 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

10.2
Global Guaranty Agreement by Innventure LLC, dated September 15, 2025 (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

10.3
Registration Rights Agreement, dated September 15, 2025, between Innventure, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

10.4
Amendment to Convertible Debentures, by and between Innventure, Inc. and YA II PN, Ltd., dated September 15, 2025 (incorporated by reference to Exhibit 10.4 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

10.5	Form of Term Convertible Note (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2025).
10.6	Form of Bridge Convertible Note (incorporated by reference to Exhibit 10.3 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2025).
31.1*	Rule 13a-14(a) Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended September 30, 2025.
31.2*	Rule 13a-14(a) Certification by David Yablunosky, Chief Financial Officer, for the quarter ended September 30, 2025.
32.1**	Section 1350 Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended September 30, 2025.
32.2**	Section 1350 Certification by David Yablunosky, Chief Financial Officer, for the quarter ended September 30, 2025.

Exhibit Number	Description of Exhibits
101*
The following financial statements from Innventure, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 (Successor), and for the three and nine months ended September 30, 2024 (Predecessor); (iii) Condensed Consolidated Statements of Changes in Unitholders’ Deficit for the period December 31, 2023 through the three and nine months ended September 30, 2024 (Predecessor); (iv) Condensed Consolidated Statements of Changes in Mezzanine and Stockholders’ Equity (Deficit) for the period December 31, 2024 through the three and nine months ended September 30, 2025 (Successor); (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (Successor), and the nine months ended September 30, 2024 (Predecessor); and (vi) Notes to Condensed Consolidated Financial Statements.

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

INNVENTURE, INC.

	By:	/s/ Gregory W. Haskell
	Name:	Gregory W. Haskell
	Title:	Chief Executive Officer and Director

/s/ David Yablunosky
	Name:	David Yablunosky
Date: November 13, 2025	Title:	Chief Financial Officer and Director