Form 10-K
period 2025-12-31
Innventure, Inc.
filed 2026-03-30
CIK 2001557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
☒
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
Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $126,807,206 based on a closing price of $4.80 as reported on the Nasdaq Global Market on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates

As of March 23, 2026, the registrant had 80,069,319 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references in this Annual Report on Form 10-K (“Form 10-K”) to “Innventure,” the “Company,” “we,” “our” or “us” refer to Innventure, Inc. and its consolidated subsidiaries.
This Form 10-K contains forward-looking statements, including statements about the Company’s business model, the financial condition, results of operations, earnings outlook and its Innventure Companies’ (as defined below) prospects. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements generally relate to future events or the Company’s future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are often identified by future or conditional words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “will,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the Company’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Form 10-K. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the parties) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The risks and uncertainties include, but are not limited to, those factors discussed and identified in other public filings made with the Securities and Exchange Commission (the “SEC”) by the Company and the following:
•Innventure’s and the Innventure Companies’ ability to execute on strategies and achieve future financial performance, including their respective future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures;
•Innventure’s and the Innventure Companies’ ability to invest in growth initiatives;
•the implementation, market acceptance and success of Innventure’s and the Innventure Companies’ business models and growth strategies;
•Innventure’s and the Innventure Companies’ future capital requirements and sources and uses of cash;
•sustained unfavorable economic or other conditions which could require Innventure to evaluate and potentially record additional impairment charges for all, or a portion of, its goodwill and other intangible assets;
•Innventure’s ability to maintain control over the Innventure Companies;
•Innventure’s ability to meet the various conditions imposed by, and to satisfy its obligations to, WTI Fund X, Inc. and WTI Fund XI, Inc. (together, the “WTI Lenders”) under the WTI Facility (as defined below);
•Innventure’s access to funds under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) due to certain conditions, restrictions and limitations set forth therein;
•certain restrictions and limitations set forth in Innventure’s and the Innventure Companies’ financing instruments, which may impair Innventure’s and the Innventure Companies’ financial and operating flexibility;
•Innventure’s and the Innventure Companies’ ability to generate liquidity and maintain sufficient capital to operate as anticipated;
•Innventure’s and the Innventure Companies’ ability to obtain funding for their operations and future growth and to continue as going concerns;

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
•Innventure’s ability to find future opportunities to license or acquire breakthrough technology solutions from Technology Solutions Providers (as defined below) and to satisfy the requirements imposed by or to avoid disagreements with its current and future Technology Solutions Providers;
•the risk that the launch of new companies distracts Innventure’s management from its and its other subsidiaries’ operations;
•the risk that Innventure may be deemed an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), which would impose burdensome compliance requirements and restrictions on its activities;
•Innventure’s ability to sufficiently protect the intellectual property (“IP”) rights of itself and its Innventure Companies, and to avoid or resolve in a timely and cost-effective manner any disputes that may arise relating to its use of the IP of third parties;
•the risk of a cyber-attack or a failure of Innventure’s information technology and data security infrastructure;
•actions by activist shareholders;
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

PART I
Item 1. Business.
Overview
Innventure is an industrial growth conglomerate that founds, funds, and operates companies with a focus on commercializing transformative, sustainable technology solutions acquired or licensed from multinational corporations (“MNCs”) or other technology innovators (collectively, “Technology Solutions Providers”) with the intent to maximize value for investors and other stakeholders through positive cash flow generated through long-term ownership of our Innventure Companies (as defined below). These Technology Solutions Providers are typically MNCs but need not be MNCs. In connection with the founding of a new company, we look to establish a collaborative relationship with at least one MNC that (1) has expressed a need for, and an interest in using or distributing, the specific technology that we intend to commercialize and (2) we expect will become a channel partner capable of providing a path to market adoption, distribution and/or revenue for the new company. This collaborating MNC, which we refer to as a channel partner, may be the entity from which we source the technology or it may be an unrelated entity. As owner-operators, our goal is to take what we believe to be breakthrough technologies that have advanced beyond proof of concept from evaluation to scaled commercialization utilizing an approach designed to help mitigate risk as we build disruptive companies that we believe have the potential to achieve a target enterprise value of at least $1 billion. When we say “disruptive,” we mean innovations that, in our opinion, have the ability to significantly change the way businesses, industries, markets, and/or consumers operate. We have launched four such companies since inception: PureCycle Technologies, Inc. (“PureCycle” or “PCT”), AeroFlexx, LLC (“AeroFlexx” or “AFX”), Accelsius Holdings LLC (“Accelsius” or “ACC”) and Refinity Olefins, LLC (“Refinity”). PureCycle, which converts polypropylene plastic waste into like-new plastic, was launched in late 2015 after sourcing technology from The Procter & Gamble Company (“P&G”); AeroFlexx, which manufactures sustainable liquid packaging, was launched in 2018 after sourcing technology from P&G; Accelsius, which offers two-phase, direct-to-chip liquid cooling solutions for data centers, was launched in 2022 after sourcing technology from the Nokia Corporation (“Nokia”); and Refinity, which intends to commercialize technology that transforms plastic waste into valuable chemical intermediaries, was launched in 2024 after sourcing technology from the VTT Technical Research Centre of Finland (“VTT”) and entering into a collaboration agreement with The Dow Chemical Company (“Dow”). PureCycle became a publicly traded company in 2021, and as of the date of this report, Innventure no longer has an economic interest in PureCycle. We refer to AeroFlexx, Accelsius, Refinity and all future operating subsidiary companies that Innventure may found, fund, and operate going forward as the “Innventure Companies.” We operate the Innventure Companies through a conglomerate model (the “Disruptive Conglomerate Model”) through which we operate the Innventure Companies across diverse sectors. This model is designed to mitigate the single-asset risk inherent in commercializing emerging industrial technologies by building and operating multiple Innventure Companies. Through a shared services model, we provide direct operational support to the Innventure Companies, including accounting, finance, legal, human resources and IT support. We provide initial funding to the Innventure Companies and look to have these companies secure direct funding from third parties as they mature.
Innventure’s approach to identifying and commercializing disruptive technology opportunities is designed to help mitigate the risks associated with building start-up businesses by sourcing technology from MNCs and other technology innovators. An important part of our approach is our collaboration with MNCs. These relationships assist us in identifying disruptive opportunities by giving us access to thoroughly researched and well-protected technology solutions that potentially satisfy unmet market needs, along with market data and customer insights unavailable to most new ventures. We seek MNC relationships that we believe can provide value as channel partners and serve as catalysts for market adoption of the technology solutions we look to commercialize.
We use our systematic, repeatable “DownSelect” process to analyze each opportunity across a range of key success factors, including: (1) the disruptive potential, (2) the likelihood for accelerated early adoption driven by economic value creation, (3) the potential to materially address sustainability issues and drive economic value for business-to-business (“B2B”) customers, (4) the ability to create sustainable competitive advantage, (5) the projected ability to generate rapid, sizable financial returns and (6) the potential to create target enterprise value of at least $1 billion. DownSelect uses MNC’s proprietary market and customer data along with our own rigorous analytics to assess each opportunity and seeks opportunities for the MNC to help accelerate early market adoption by becoming early customers or offering channel access.
The DownSelect process consists of four separate phases, with successive phases building on work done in the previous phases and deepening the level of analyses done as opportunities progress through the process.

Phase 1 – Opportunity Screen: Innventure’s team screens opportunities that are reflective of the four dimensions of the DownSelect Process: (1) technology developed by an MNC or other technology innovator, (2) significant market need, (3) transformative solution and (4) strategic execution. We analyze high-level business, financial, and technology issues to determine if the opportunity meets our key success criteria.
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

The DownSelect process typically takes six to nine months, though it may take as little as a few weeks to decline an opportunity and as long as a year or more from the start of Phase 1 to full approval to launch a new company. The process is managed by the DownSelect team with support from the broader Innventure team as well as external subject matter experts as required. The primary goal of the process is to confirm that an opportunity meets the key DownSelect criteria, and that we believe that the business has the potential to achieve or exceed a target enterprise value of at least $1 billion. At the completion of the DownSelect process, a new Innventure Company is created, and the approved opportunity is transferred to the new company, at which time Innventure appoints the board of directors and initial management team, typically consisting of Innventure principals and personnel. Innventure selects executives and managers who it believes to have the requisite technical and operational expertise to scale enterprises built around disruptive technologies. Previously, Innventure owned and operated the Innventure Companies and maintained control at least through early scaling. As part of the new Disruptive Conglomerate Model, Innventure intends to retain control of the Innventure Companies that it has created since 2022.
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
Historically, and prior to the Business Combination (as defined below), the Innventure model targeted exits for our new companies at 5-7 years after inception through a sale, initial public offering or merger, including a merger with a special purpose acquisition company. However, we determined that this approach could result in exiting companies prior to creating their maximum shareholder value.
As we continue to advance our Disruptive Conglomerate Model, we intend to focus on building and holding companies, with goals of generating positive cash flows of one or more Innventure Companies controlled by Innventure and maximizing value for investors and other stakeholders. We believe that holding controlling stakes in our Innventure Companies allows those companies to mature further and gives us the opportunity to derive greater value from those companies as we operate them over the long term. We are currently deploying this model for Accelsius and Refinity. While an opportunistic sale or other disposition of one or more of our controlled companies could occur in the future, exit transactions are not expected to be a factor in the business plans for Accelsius, Refinity or future Innventure Companies.
Innventure was founded in 2015 and currently operates its business under Innventure LLC, a Delaware limited liability company that was formed in 2017. Innventure is a Delaware corporation following the closing of the Business Combination. Our phone number is (321) 209-6787. Our website is www.innventure.com. Information contained on or accessible through our website is not incorporated by reference into this report and should not be considered a part of this report.
Corporate Structure
As of March 23, 2026, Innventure LLC owns 37.1% of AeroFlexx, directors, officers, employees and consultants of Innventure and AeroFlexx collectively own 12.1% of AeroFlexx and Innventus ESG Fund I, L.P. (the “ESG Fund”) owns 34.0% of AeroFlexx. Further, as of March 23, 2026, Innventure LLC owns 43.2% of Accelsius, directors, officers, employees and consultants of Innventure and Accelsius collectively own 26.6% of Accelsius, and the ESG Fund owns 3.4% of Accelsius. As of March 23, 2026, Innventure LLC owns 68.5% of Refinity Holdings, LLC (“Refinity Holdings”), and 26.3% of Refinity Holdings is collectively owned by Innventure and Refinity Holdings directors, officers, employees and consultants. Refinity Holdings owns 100% of Refinity. Innventure, through Innventure LLC as its subsidiary, economically owns 37.1%, 43.2% and 68.5% of AeroFlexx, Accelsius and Refinity Holdings, respectively, and exercises voting control over 42.3%, 58.8%, and 92.9% of AeroFlexx, Accelsius and Refinity Holdings, respectively. All the foregoing percentages are calculated using outstanding equity for each of AeroFlexx, Accelsius and Refinity Holdings as of March 23, 2026.

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
The ESG Fund was formed on August 17, 2018, and commenced operations on the same day. The ESG Fund was formed to make venture capital (“VC”) investments in and contribute capital to certain Innventure Companies. Innventure’s wholly owned subsidiaries, Management Services and Innventure GP, serve as the manager and general partner, respectively, of the ESG Fund. Voting and investment power over the ESG Fund’s investments, including the AeroFlexx and Accelsius units held by the ESG Fund, is exercised by the investment committee of Management Services, which consists of Roland Austrup (Innventure’s Chief Growth Officer), Lucas Harper (Innventure’s Chief Investment Officer), and Dr. John Scott (Innventure’s Chief Strategy Officer). The Company, through Innventure LLC, is entitled to management fees for providing investment management services to the ESG Fund.
Market Opportunity
In 2024, the world's top 2,000 corporate research and development ("R&D") investors collectively invested over €1.4 trillion (approximately $1.5 trillion) in R&D, representing over 90% of global business-funded R&D, according to the 2025 EU Industrial R&D Investment Scoreboard published by the European Commission's Joint Research Centre. Despite this unprecedented level of investment, many patents and technologies developed within these organizations fail to be commercialized for various reasons, including misalignment with core business strategies, lack of commercialization resources, and poor timing in the market. R&D investment is increasingly concentrated among the largest firms — the top five companies alone now account for approximately 15% of total R&D investment among the world's top 2,000 corporate R&D investors, a share that has doubled over the past decade. While MNCs excel at developing well-protected technologies for their existing businesses, we believe that many MNCs invent additional technologies with significant potential value that may best be realized by a different approach. Our goal is to collaborate with MNCs to commercialize these high potential technology assets, providing a return on the R&D investment and, most importantly, creating products and services based on those technology solutions that will benefit the MNCs and their customers. We look to source technology solutions that come with a strong IP portfolio, market data that supports business plan development, and channel access that helps accelerate the commercialization timeline for the disruptive new company. Technologies can be sourced from MNCs, as well as from other technology innovators.
Closed Loop Partnership Model
Our Closed Loop partnership model is designed to capitalize on Innventure’s, MNCs’ and other technology innovators’ respective complementary capabilities. MNCs and others fund extensive R&D programs which create technology solutions with the potential to satisfy significant unmet market needs. MNCs also have the potential to serve as valuable channel partners that can provide paths to distribution and/or revenue for our Innventure Companies. We use the term “Closed Loop partnership model” to describe an ongoing collaboration in which (1) the MNC typically provides proprietary insights and data about the markets they serve, particularly focusing on unmet needs or unsolved customer problems in those markets, as well as access to the market via existing channels and/or customers; and (2) IP-protected technology solutions that satisfy those unmet needs are sourced from that MNC or a different Technology Solutions Provider. In furtherance of our Closed Loop partnership model, Innventure assesses the relevant technology solution and, if it meets Innventure’s rigorous screening criteria, Innventure seeks to acquire or license the solution and use it as the basis for a new Innventure Company. A Closed Loop partnership can be one in which the Technology Solutions Provider itself is an MNC and initial customer for the product or service of the new Innventure Company and where early adoption of the solution by the MNC helps enable rapid growth of the new company. Alternatively, technology may be sourced from an entity that is not an MNC or that is not a potential channel partner if Innventure believes that it can establish a relationship with an MNC that will serve as a channel partner that can enable market adoption of the technology that Innventure seeks to commercialize.
Potential Benefits to Innventure
For Innventure, the Closed Loop partnership model seeks to provide access to disruptive, developed technology solutions from Technology Solutions Providers that satisfy well-understood and unmet market needs along with the proprietary market and customer data to help Innventure advance the development and commercialization approach. Some of the potential benefits to Innventure include the following:
•Access Advantage: The relationship with an MNC provides unique access to MNC technologies and/or the information needed to help Innventure evaluate a disruptive technology solution in the context of specific unmet market needs. Using both data from the MNC and its own evaluations, Innventure determines if the opportunity should progress to a new Innventure Company.
•Developed Technology Solutions: MNCs invest significant time, money, and technical expertise in developing and protecting innovative technology solutions that satisfy unmet market needs for them and their customers. This all occurs well before Innventure acquires or licenses the technology solution. A new Innventure Company that sources the technology solution from an MNC, including IP such as patents and trade secrets, product prototypes, manufacturing equipment, and other assets, has access to the MNC’s technical expertise for transfer and early industrialization of the technology, all of which helps reduce commercialization time, save money, and mitigate common risks inherent to start-ups.
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
Business Model
We believe we have built a repeatable, systematic, risk managed approach to business building that is substantially different from traditional VC models. Innventure is not a venture capital company. Innventure maintains controlling stakes in a limited number of operating companies that we vet, launch, build, fund and operate, with the goal of operating and controlling these companies over a long-term period. The Innventure model is designed to help mitigate the significant risks inherent to establishing and building disruptive businesses.
Using our proprietary DownSelect approach, we focus on assessing and mitigating risk well before the new Innventure Company is formed. We believe new Innventure Companies that we launch are more mature than typical startups, due to the extensive investment by the MNC or other technology innovators in developing technology solutions, the rigor of the DownSelect process, and the experience of our Innventure company leaders. This prospective head start, coupled with the other components of the Innventure model, are designed to yield a higher success rate than other start-ups and VC-backed companies.
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
•AeroFlexx: Combines the best attributes of flexible pouches and rigid bottles to provide consumer packaged goods (“CPG”) companies with a novel, curbside1 recyclable primary liquid package that uses up to 85% less virgin plastic than standard rigid bottles, significantly simplifies packaging supply chains, and enables innovative package shapes and creative artwork. AeroFlexx is in the early stages of operations and has begun to ramp up its commercial production capabilities. The current manufacturing footprint installed and on order is projected to be sufficient to meet projected demand through 2026.
•Accelsius: Delivers transformative industry solutions to thermal management to central processing units (“CPUs”) and graphics processing units (“GPUs”) in datacenter applications, with potential to allow operators to increase computational throughput and capacity, increase revenue, reduce operating costs, increase energy efficiency, and drive sustainability across server, switching, and edge computing environments. Accelsius is an early-stage company that is just beginning revenue-generating operations. Accelsius has been focused on developing and commercializing data center cooling products since its inception in 2022 and has begun signing commercial agreements to deploy its products and recognizing revenue.
•Refinity: Refinity has conducted bench and pilot scale optimization of the fluidized bed process that it sourced from VTT. It intends to commercialize process technologies for converting low cost, abundant plastic waste to drop-in chemicals directly useful in and consumable by the existing petrochemical supply chain, including olefin (ethylene and propylene) gases and hydrocarbon liquids.
Innventure is committed to long-term sustainability and making the planet a better place to live for all, while simultaneously creating significant enterprise value for our shareholders and providing value to the Innventure Companies’ customers.
Competition
We view our competition through two frameworks: competition to acquire technologies from MNCs and other technology innovators and competition faced by our Innventure Companies.
1 May not be recyclable in all communities. Check locally.

Other Technology Acquirers
We believe we have a unique offering for MNCs and other technology innovators looking to monetize and commercialize their R&D. We believe VC firms and other potential acquirers who are active in the market typically do not possess the in-house business creation and operations management that is at the core of the Innventure strategy. Some VCs and other potential acquirers invest in companies who license IP from universities, nonprofit research institutes, or national laboratories. In those cases, the VC or other potential acquirers need to spend significant time and effort building an initial team and starting the business, then transferring and often further incubating technology, developing products, and defining business plans. We don’t believe any VCs or other potential acquirers have a business model that is as comprehensive, vertical agnostic and focused on creating new companies that can achieve a target enterprise value of at least $1 billion as Innventure.
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
Innventure Company Competition
The competition at the Innventure Company subsidiary level varies by company and by the markets they serve. The examination of the competitive landscape is a key component of the DownSelect process. Innventure is focused on building companies that have unique products that will transform industries. More detail on competition for AeroFlexx, Accelsius and Refinity are provided below in the business sections related to each company.
Intellectual Property
For an opportunity that meets all DownSelect criteria and for which Innventure enters into a contract to license or acquire technology from an MNC or another technology innovator, Innventure focuses on acquiring commercial control of the application of all IP related to the specific opportunity. Each such contract is unique is crafted to address long-term value sharing among Innventure, the new Innventure Company, and the technology provider. Such a contract typically involves Innventure or the new Innventure company acquiring or licensing the IP for use in defined applications and geographies, and Innventure’s objective is to maintain maximum freedom to practice (with unlimited access and control as the primary goal) across many applications, industries, markets, and geographies for the new company which will be built around and, ideally, ultimately take ownership of the IP. In some cases, Innventure will license IP instead of fully acquiring the rights, but the license must provide that Innventure and the new company have sufficient exclusive access to practice and commercialize a technology solution defined by the IP across the broadest set of applications, industries, markets, and geographies in order to meet Innventure’s goals. Also in selected cases, Innventure may agree to a limited number of applications, industries, markets, and/or geographies if the MNC or other technology innovator intends to use the IP in one or more existing business(es), and Innventure often provides a grant-back license to practice the IP for its own business but not for sale or sharing with other unaffiliated enterprises.
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
Human Capital Management
Total Compensation and Rewards
We provide competitive compensation and benefits, which include market-based pay keyed to related industry data. We offer a full complement of health and welfare benefits such as health, dental, vision, life insurance, and accidental death and dismemberment insurance. A 401(k)-retirement plan with company match is offered. Prior to 2025, employees were granted equity awards in newly created Innventure Companies through various programs to promote equity proprietorship opportunities. Following the consummation of the Business Combination, employees are eligible to receive equity awards in Innventure pursuant to the Company’s 2024 Equity and Incentive Compensation Plan. Innventure has granted certain employees Innventure restricted stock units and options and intends to make additional grants of Innventure equity to employees in the future.
Workforce Culture
We focus on building a workforce that is responsive to customer and investor needs, attentive to being efficient and cost conscious for our financial stakeholders, and entrepreneurial and innovative in seeking to create new disruptive companies. We actively recruit talent that builds a culture reflective of the desires and the needs of the customers we partner with and serve. We actively support equal opportunity employment and provide a working environment of equity and inclusion for all employees.
Employees
The aggregate number of employees employed by us and contractors engaged across Innventure, AeroFlexx, Accelsius and Refinity as of March 20, 2026 was 169.
Accelsius
Overview
Accelsius provides two-phase, direct-to-chip liquid cooling solutions for servers (and other computing devices) in data centers and edge computing locations. Accelsius aims to exploit three powerful industry trends that it believes are converging:
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
Market Opportunity
Approximately 3% of the world’s power is consumed by data centers, of which 40% is used for cooling. The global data center cooling market was $21.6 billion in 2024 and is expected to grow at a 17.1% compound annual rate growth (“CAGR”) to over $76 billion in 2032. Of this, the data center liquid cooling market is projected to grow at a 18.2% CAGR from $4.8 billion in 2025 to $27.1 billion in 2035. However, it is not just data center servers that would benefit from new cooling technologies. Other markets include edge computing and power electronics across a number of industry verticals, such as construction, healthcare and hospitals, manufacturing, media and entertainment, retail and wholesale and transportation and logistics. Edge computing is being driven by data gravity,

i.e., the need to do processing as close as possible to where the data is generated. As datasets become exponentially larger, cost and latency issues drive a need for computing power in edge locations (e.g., in cell phone towers). The market intelligence firm 451 Group predicts that over 556,000 organizations globally will use Edge IaaS by 2027. Based on their prediction, we estimate that two million servers will be installed in edge locations annually by 2027. Because edge installations are often poorly suited for traditional refrigerated-air cooling, we believe two-phase, direct-to-chip cooling may be the most cost-effective and sustainable option.
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
•Growth: There are currently 150 GW of new data centers planned.
Sustainability, Efficiency and Cost Benefits
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
Value to Clients
The Accelsius solutions allow clients to align data center operations with sustainability goals and increasingly competitive commercial requirements:
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
•Heat removal head room. We believe Accelsius technology will be designed to support not just this generation of processors, but many more to come. Standard data-center CPU power consumption has already reached approximately 500 W, while modern GPUs now exceed 700 W. High-performance AI GPUs expected in 2026 may approach 2,000 W per device. Based on the rapid growth in CPU and GPU power consumption, accelerator packages are projected to reach power levels of up to 2,500 W in the near term, driving the need for advanced cooling solutions. The ability to cool these power processors helps protect the investment in Accelsius’ NeuCool technology.
Current Status
Accelsius is an early-stage company that has recently begun revenue-generating operations, including initial shipments of product. Accelsius has been focused on developing and commercializing data center cooling products since its inception in 2022 and delivered its first products to market in 2024. Accelsius has implemented development and applications testing capabilities at its headquarters in Austin, Texas. Accelsius has also built in-house fabrication capabilities for key heat transfer components and set up manufacturing and supply chain infrastructure at a new facility in Austin.
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
Current manufacturing assets and supply chain infrastructure are anticipated to support market demand through 2026, and additional capacity expansions and/or collaboration with selected contract manufacturers will be staged to meet customer needs as demand is expected to grow in 2027.
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
Competition
The potential size and high growth of the liquid cooling market has attracted several startup competitors across different liquid cooling technologies. This market has seen an influx of single-phase direct liquid water cooling competitors; however, we believe Accelsius and Zutacore are currently the only two companies that have sold two-phase refrigerant-based solutions in the market. With two-phase direct liquid cooling becoming increasingly necessary to cool increasingly high powered chips, we believe that additional potential competitors will enter this market. Due to the complexity of designing and optimizing two-phase solutions, we believe that other potential competitors may face delays in entering this market.

The liquid cooling solutions that Accelsius offers are well positioned compared to many other liquid cooling solutions because we believe they (i) use the most thermally capable liquid cooling technology (two phase direct-to-chip) and (ii) are the most robust. Compared to other solutions, the Accelsius two-phase direct-to-chip cooling platform of solutions is designed to provide high heat transfer capabilities in an easy-to-install form. The Accelsius NeuCool solution does not use water as the working fluid, so no water ever comes in contact with critical, high value electronic components, and our solution is designed to be field serviceable. Accelsius’s product includes design features that allow data center technicians to swap and service components using industry standard practices.
Accelsius’ two-phase direct-to-chip liquid cooling technology is an effective alternative to the limitations posed by other liquid cooling technologies. We summarize below some of the operational issues faced by competitive liquid cooling technologies based on that user feedback:
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
Intellectual Property
Accelsius has developed a comprehensive IP strategy initially built around five acquired patent applications, two of which have issued as patents in the U.S. and Europe. In addition, Accelsius has filed nine patent applications covering new inventions directed to pumped two-phase data center cooling, with additional new inventions moving through the invention qualification process. Accelsius is also using trade secrets to protect certain novel aspects of its technology and manufacturing developments.

AeroFlexx and Refinity
Overview
AeroFlexx manufactures what we believe to be one of the first flexible packages designed to act like a rigid bottle (the “pak”). Its proprietary integrated valve eliminates the need for discrete closures, removes the need for pumps, and enhances the consumer use experience, while its proprietary air frame provides structural rigidity throughout the entire package lifecycle, including end of life collection and sortation. The package eliminates 50-70% of plastic used, potentially up to 85% less virgin plastic than traditional rigid bottles by incorporating recycled content and can be curbside recyclable where all plastic bottles are accepted2. Prior to filling, the package is shipped in a freight efficient flat pak format that reduces supply chain cost and complexity.
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
AeroFlexx is subject to laws and regulations administered by various federal, state and local government agencies in the United States of America ("U.S.") that prescribe the requirements and establish the standards for quality and safety, regulate our products, and the manufacturing, labeling, marketing, promotion, and advertising thereof. Additionally, AeroFlexx expects that it will be subject to additional regulatory requirements in most if not all of the countries in which it may seek to expand.
AeroFlexx is headquartered in West Chester, Ohio. The firm’s 27,082 square foot facility currently has all the initial commercial converter lines installed with a nameplate design capacity of over 100 million units per year.
Refinity intends to commercialize process technologies for converting low cost, abundant plastic waste to drop-in chemicals directly useful in and consumable by the existing petrochemical supply chain. Refinity believes that it is uniquely positioned for success because Refinity has exclusively licensed a proprietary advanced recycling process to convert minimally sorted, low-cost mixed plastic waste to drop-in chemicals, including olefin gases (e.g., ethylene and propylene) and hydrocarbon liquids (e.g., naphtha substitutes) at yields that Refinity believes are higher than other conversion technologies. Refinity plans to target the 240 million tonnes/year of mixed plastic waste that incumbent recycling technologies cannot typically use in a cost effective and scalable way. Additionally, Innventure’s collaboration with Dow provides engineering and operations insight for Refinity’s advanced recycling process, detailed understanding of what product quality is needed to integrate with typical petrochemical plant operations, and different site and plant integration options that take advantage of existing infrastructure.
Refinity exclusively licensed the rights to novel technology for advanced recycling of mixed plastic waste from VTT. The core technology is a proprietary application of fluidized bed processes that are routinely operated in the refining industry to make transportation fuels and in the petrochemical industry to make high volume chemicals. Fluidized bed processing uses very uniform and efficient heating and short residence times to convert waste plastics into the chemicals from which those plastics were originally made. We also expect the process to use a wider range of plastic waste feedstocks than competing technologies. Using the equipment and capabilities available at VTT, Refinity plans to tune operating conditions and optimize yields for different types of plastic wastes. Refinity also expects to use the equipment for the engineering studies needed to design the first plant. Refinity is currently working with engineering firms and equipment providers to design the first demonstration scale and commercial scale plants and identify prospective sites for initial deployment.
Market Opportunity
The global packaging market is estimated to generate annual sales of approximately $1.2 trillion, 37% of which is flexible and rigid plastic. Plastic packaging is estimated to grow at an average rate of 5-6% over the next three to five years. The estimated addressable market for AeroFlexx applications is approximately $400 billion across several market categories including personal care, household products, food, pet care and industrial.
2 May not be recyclable in all communities. Check locally.

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
At the yields that Refinity believes its fluidized bed process will convert plastic waste to drop-in chemicals, 240 million tonnes per year of plastic waste could be converted to hydrocarbon liquids and olefin gases valued at $150-200 billion annually. The global recycled plastics market size is projected to grow to $107 billion by 2032. Current market prices for naphtha substitutes (e.g., hydrotreated pyrolysis oils and sustainable/circular naphtha) frequently indicate a significant premium over fossil naphtha.
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
Currently, the limitations for Refinity’s clients to fully embrace and scale plastic circularity is economic viability and plastic waste sourcing. Refinity believes that its fluidized bed process provides unique benefits that:
•Enable higher yield conversion of plastic waste to olefin gases and hydrocarbon liquids. Working with VTT, Refinity has demonstrated that the fluidized bed process converts market-sourced plastic waste to olefin gases at higher yield than conventional pyrolysis processes, potentially enabling two to three times higher productivity when the fluidized bed process feeds olefin gases directly to petrochemical steam cracker operations.
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
Current Status
AeroFlexx is in the early stages of operations and is beginning to ramp up commercial production capabilities. AeroFlexx currently has all the initial commercial converter lines installed with a nameplate design capacity of over 100 million units per year. AeroFlexx has now achieved six consecutive quarters of revenue generation and continues to actively secure off-take agreements with partners seeking first-mover advantage through adoption of a superior packaging format.
The converting capacity at the facility in West Chester, Ohio (the “West Chester Facility”) is expected to provide a total manufacturing capacity of approximately 100 million packages per year, which is designed to demonstrate the minimum viable manufacturing footprint to achieve a cash flow break-even run rate for the West Chester Facility. The current manufacturing footprint installed and on order is projected to be sufficient to meet projected demand through 2026, with additional capacity expansions being staged to meet customer needs as offtake agreements and customer traction warrants.
Refinity is an early-stage company that is just beginning operations. In 2025, Refinity built a core team and developed capabilities to commercialize the fluidized bed technology licensed from VTT. Refinity developed partnerships with two leading engineering, procurement, and construction (EPC) firms; two fluidized bed equipment providers; and several process development consultants to support scale-up and conceptual design of demonstration scale and full commercial scale plants. Refinity is advancing its plastic waste sourcing strategy and has commissioned experimental work at VTT for bench and pilot scale optimization of the fluidized bed process to convert available plastic wastes, sourced from the U.S. and European markets, to drop-in chemicals, including olefin (ethylene and propylene) gases and hydrocarbon liquids. That work is expected to continue through 2026. Refinity is working both independently and with Dow to identify candidate sites for first commercial demonstration plant.

Customer Landscape and Growth Strategy
AeroFlexx serves CPG companies that currently rely on rigid bottles with caps or pumps, as well as flexible pouch packaging, to deliver liquid products to consumers. Aeroflexx addresses the growing global demand for more sustainable packaging by offering a differentiated format that combines the performance of rigid packaging with the efficiency of flexible solutions. AeroFlexx provides brands with a superior consumer experience while delivering meaningful supply chain and sustainability benefits through a simplified liquid packaging manufacturing platform. The business model operates with centralized converting operations owned and operated by AeroFlexx, complemented by strategically located filling machines deployed at or near where liquid products are formulated, enabling efficient regional production and global scalability. We are targeting brands of large, medium, and small consumer products companies. AeroFlexx plans to sell filling equipment directly to branded manufacturers or to their co-manufacturing partners that formulate the liquid. We produce the flat paks via our converting machines and intend to either partner with co-manufacturers to deliver filled and final packages to brands or sell the flat paks directly to the CPG companies to be filled on the AeroFlexx filling equipment. R&D continues to innovate additional pak shapes and sizes along with enhancements to filling equipment and converting machines.
Refinity will sell drop-in liquid and gas phase chemicals to petrochemical company customers, including Dow. Other prospective customers include multinationals such as BASF, LyondellBasell, SABIC, Shell, and TotalEnergies. To establish a market which does not exist at a global scale today, Refinity envisions playing a bigger role to create and enable the end-to-end plastic waste supply chain. Refinity’s overarching strategy is (1) to build expertise and competitive advantage in affordable plastic waste feedstock sourcing and (2) to develop and deploy robust fluidized bed conversion technologies which can use affordable wastes without much sorting or pretreatment to assure economical, globally scalable solutions. In addition, a market for circular hydrocarbon products, including hydrotreated pyrolysis oil and sustainable/circular naphtha, already exists. Petrochemical companies currently purchase various sustainable liquid products as supplements or replacements for fossil naphtha, so Refinity’s entrance into that market is expected to be straightforward.
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
Refinity exclusively licensed the rights to novel technology for advanced recycling of mixed plastic waste from VTT. The core technology is a proprietary application of fluidized bed processes that are routinely operated in the refining industry to make transportation fuels and in the petrochemical industry to make high volume chemicals. Refinity also filed patent applications covering novel reactor designs and specific control conditions as well as its ability to convert certain difficult-to-recycle plastic wastes that conventional technology solutions cannot effectively address. Further, Refinity licensed intellectual property from a U.S. university for technology that provides more efficient and flexible methods for feeding plastic waste into conversion systems and from a U.S. national lab for catalyst technology enabling, conversion of gas products into high-value chemicals including sustainable aviation fuel and its precursors.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Biographical information concerning our executive officers is set forth below.

Name	Age	Position Held	Officer Since[1]
Gregory William (“Bill”) Haskell	69	Chief Executive Officer	2024
David Yablunosky	63	Chief Financial Officer	2024
Michael ("Mike") Otworth	64	Executive Chairman	2024
Dr. John Scott	75	Chief Strategy Officer	2024
Roland Austrup	62	Chief Growth Officer	2024

(1) Each executive officer has served in their present capacity since the closing of the Business Combination, and the dates listed in this table are when each executive officer joined and started working in this capacity for Innventure, Inc.

Gregory William (“Bill”) Haskell, 69, is Innventure’s Chief Executive Officer and a Class I director. Mr. Haskell previously served as Chief Executive Officer and Manager of Innventure LLC from 2021 until 2024. Prior to his time with Innventure LLC, he was a co-founder and President of both XL Vision and XL TechGroup (“XLTG”), which created the foundational business building methodology upon which Innventure is based, from 1993 to 1999 and 2001 to 2011, respectively. Mr. Haskell has worked with the key principals of Innventure for over 20 years. He has also served as a Chief Executive Officer of a London Stock Exchange-listed company and has been a director of over a dozen companies. Most recently, Mr. Haskell was a partner at Bellview Associates, a boutique investment bank focused on converting private companies into employee-owned enterprises from 2019 to 2021. He has over 30 years of experience in company creation and development. Mr. Haskell holds a B.S. degree in engineering and conducted post-graduate work in applied mathematics at Iowa State University.
David Yablunosky, 63, is Innventure’s Chief Financial Officer (“CFO”) and a Class II director. Mr. Yablunosky has served as CFO of Innventure LLC since 2023. Previously, he was CFO of Embraer Aircraft Holding, Inc., the U.S. subsidiary of the Brazilian aerospace and defense conglomerate Embraer, from 2022 to 2023; CFO and a Board Member of Embraer Executive Aircraft, Inc., another subsidiary of Embraer, from 2021 to 2023; and a Board Member of Embraer Defense and Security, Inc., another subsidiary of Embraer, from 2021 to 2023. Prior to 2021, Mr. Yablunosky served as the Director of Corporate Finance at Oxbow Carbon, LLC, a privately-held energy company. He brings over 30 years of finance experience working for large MNCs such as Ford Motor Company, Ford Credit, Office Depot, Oxbow Carbon LLC, and Embraer. Before his career in finance, Mr. Yablunosky served nine years in the U.S. Navy and worked in the Pentagon on General Colin Powell’s staff. Mr. Yablunosky holds a B.S. in Mathematics from the U.S. Naval Academy and an MBA in Finance from the University of Maryland. He also holds a graduate-level Certificate in Accounting from the Harvard University Extension School and has completed the Advanced Management Program at the Harvard Business School.
Michael (“Mike”) Otworth, 64, is Innventure’s Executive Chairman and a Class III director. Mr. Otworth has served as Executive Chairman of Innventure LLC since 2015. Mr. Otworth was the Founding Chief Executive Officer and Chairman of the board of directors of PureCycle, an innovative plastic waste processing company, from 2015 to 2022. Mr. Otworth and team took PCT from an early-stage concept to an operational pilot and funded its first commercial plant, followed by a successful public offering in March of 2021. Prior to Innventure, Mr. Otworth served as President and Founding Partner of Green Ocean Innovation, a company that provided technology sourcing, innovation strategy, and development services to Lilly/Elanco Animal Health, from 2008 to 2015. Mr. Otworth also served as Vice-President and Founding CEO of multiple start-ups at XLTG from 1996 to 2000. Mr. Otworth began his career on Capitol Hill working as a legislative aide and committee staff member in the U.S. House of Representatives.

Dr. John Scott, 75, is Innventure’s Chief Strategy Officer. Dr. Scott has served as Chief Strategy Officer at Innventure LLC since 2015. Prior to co-founding Innventure LLC, Dr. Scott served as Founder and CEO of XLTG, where he developed the DownSelect method that Innventure uses today to vet disruptive technologies from top MNCs and their associated business opportunities, from 1993 to 2013. Dr. Scott also served as an academic scientist at numerous universities and government labs, including the University of Maryland, the University of North Carolina and the University of Arizona, as well as the NASA Goddard Space Flight Center. He earned his Ph.D. in Physics and Astrophysics from the University of Arizona and has published over 60 academic papers.
Roland Austrup, 62, is Innventure’s Chief Growth Officer. Roland has served as Innventure LLC’s Chief Growth Officer since June 2024 and as a member of Innventure LLC’s Executive Committee since 2023. Prior to his change of title to Chief Growth Officer in June 2024, Mr. Austrup had served as Head of Capital Markets since 2023, and he also previously served as Innventure LLC’s CFO from 2021 to 2023. Since 2019, Mr. Austrup has served as Chairman & Managing Principal of WaveFront Global Asset Management Corp., a Toronto-based global hedge fund company he co-founded in 2003. Mr. Austrup is also a co-founder and director of Envest Corp., a downstream energy company, and an Advisory Board member of both the Master of Quantitative Finance program at the University of Waterloo and First Tracks Capital, a Canadian private equity firm. Prior to that, Roland was an Investment Advisor with BMO Nesbitt Burns Inc. and began his career as a Commodities Broker with ScotiaMcLeod Inc. where he was primarily involved with hedging commodity price risk for corporate clients. Roland holds a B.A. with Honours from the University of Western Ontario.

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

•Innventure depends on its Innventure Companies for revenue and cash, and the Innventure Companies are not guaranteed to succeed.

•Innventure may not be successful in finding future opportunities to license or acquire breakthrough technology solutions from Technology Solutions Providers, and any failure to satisfy the requirement of or maintain relationships with its technology providers could materially aversely affect its business.

•Innventure’s growth strategy depends on its ability to scale the Innventure Companies effectively, and it may be unable to do so successfully.

•The WTI Facility may impair Innventure LLC’s, Innventure’s and the Innventure Companies’ financial and operating flexibility.

•It is not possible to predict the extent to which Innventure will, intends to, or may rely on Yorkville and the SEPA as a source of funding, including the actual number of shares Innventure will sell under the SEPA to Yorkville or the actual gross proceeds resulting from those sales.

•Innventure’s pursuit of new Innventure Companies and acquisitions of new technologies could disrupt its ongoing business, present risks not originally contemplated and materially adversely affect its business, reputation, results of operations and financial condition.

•The Innventure Companies are early-stage companies, and their limited operating history makes it difficult to evaluate their future prospects and the risks and challenges they may encounter.

•Accelsius’ cooling products may be subject to increased regulatory scrutiny due to their use of working fluid refrigerants that contain fluorine.

•Accelsius’ results of operations may be adversely affected by long and unpredictable deployment cycles in the data center market, which could delay or reduce the conversion of bookings into revenue.

•If Accelsius is unable to develop and commercialize next-generation cooling solutions capable of addressing increasing chip power densities and thermal loads, our business and competitive position could be materially adversely affected.

•The failure of Accelsius and AFX to access necessary raw materials or other components in a timely manner and to specification or their inability to maintain relationships with suppliers and manufacturing partners could prevent them from delivering products within required time frames and could cause production delays, cancellations, penalty payments and damage to their brands and reputations.

•Refinity faces risks in designing, constructing and operating its first commercial-scale manufacturing facility, and it may be unable to successfully or timely complete and bring the facility online.

•The market price of our Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

•Future offerings of debt or offerings or issuances of equity securities by Innventure may adversely affect the market price of the Common Stock or otherwise dilute all other stockholders and may result in the issuance of securities with rights that are senior to those of the holders of Common Stock.

•Additional financing transactions by the Innventure Companies could impact your rights as a stockholder of Innventure.

•Stockholder activism or unsolicited acquisition proposals could disrupt our business, divert management’s attention and impede our ability to execute our business model and achieve our long-term strategic objectives.

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

•Innventure, the Innventure Companies, and Innventure’s MNC partners may be negatively impacted by volatility in the political and economic environment, geopolitical unrest, economic downturns and increases in interest rates, and a period of sustained inflation, which could have an adverse impact on Innventure’s and the Innventure Companies’ business, financial condition, results of operations and prospects.

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

The independent registered public accounting firm for Innventure issued a report on the audited financial statements for the years ended December 31, 2025 and December 31, 2024 for Innventure that includes an explanatory paragraph expressing substantial doubt in Innventure’s ability to continue as a going concern for one year from the date of such report. The ability of Innventure to continue as a going concern is dependent on the Company’s ability to obtain additional equity or debt financing or to generate cash flow from operations. The substantial doubt regarding the potential ability of Innventure to continue as a going concern may adversely affect its ability to obtain such debt or equity financing on reasonable terms or at all, or to secure new customers or relationships, including relationships with Technology Solutions Providers. Additionally, if Innventure is unable to continue as a going concern, investors, including holders of Common Stock, may lose some or all of their investment.

Innventure depends on its Innventure Companies for revenue and cash, and the Innventure Companies are not guaranteed to succeed.

Innventure’s principal operation is to partner with Technology Solutions Providers to acquire new IP through newly-created entities where Innventure supports the initial funding and management of the company. Innventure also conducts operations through its subsidiaries, including the investment management services provided to the ESG Fund. There can be no assurance that the Innventure Companies that Innventure has launched or may launch in the future will succeed, and their future financial performance is uncertain. Launching and supporting the Innventure Companies could be very costly and could distract Innventure’s management from its other operations or other Innventure Companies.

Innventure’s ability to generate cash to meet its obligations or to pay dividends will be highly dependent on the earnings of, and receipt of funds from, its investment management services and its equity ownership interests in the Innventure Companies. The ability of the Innventure Companies to generate sufficient revenue to allow Innventure and them to make scheduled payments on their obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which will be outside of Innventure’s control. Innventure cannot assure you that the cash flow and future earnings of the Innventure Companies will be adequate for the Innventure Companies to service any corporate obligations or operating needs.

If the Innventure Companies do not generate sufficient cash flow from future operations to satisfy corporate obligations and operating needs or if Innventure is unable to access the cash of its Innventure Companies through distributions, dividend payments or loans, Innventure may have to: undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Innventure cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of Innventure’s various debt instruments then in effect. Innventure’s inability to generate and access sufficient cash flow from the Innventure Companies to satisfy its obligations, or to refinance its obligations on commercially reasonable terms, would have an adverse effect on its business, financial condition and results of operations. Furthermore, Innventure and the Innventure Companies may incur substantial additional indebtedness in the future that may severely restrict or prohibit the Innventure Companies from making distributions, paying dividends or making loans to Innventure.

Innventure may not be successful in finding future opportunities to license or acquire breakthrough technology solutions, and any failure to satisfy the requirements of or maintain relationships with its technology providers could materially adversely affect its business.

Innventure relies on its ability to identify and acquire breakthrough technology solutions from Technology Solutions Providers to create and operate new entities that generate future revenues. If Innventure is unable to reach agreements with Technology Solutions Providers on acceptable terms for license or acquisition of IP related to certain technology solutions, Innventure may have to curtail the founding and operating of Innventure Companies. If Innventure fails to identify and acquire further technology solutions to form the basis of new Innventure Companies or does not have sufficient funds or expertise to undertake the necessary development and commercialization activities required to make those companies and the acquired technology solutions commercially viable, Innventure’s business, financial condition, results of operations and prospects may be materially and adversely affected.

Under the terms of Innventure and the Innventure Companies’ agreements with P&G, Nokia, and VTT, and any agreements they may enter with future technology providers, they may be required to obtain or provide certain permits, licenses or other authorizations, provide certain fiscal indemnification to their technology providers and meet various other terms and conditions. If Innventure and the Innventure Companies fail to comply with the terms and conditions of the applicable MNC agreement, they may lose exclusivity or other rights or incur liabilities to their technology providers under the applicable MNC agreement. In that situation, the damages Innventure and the Innventure Companies would be subject to would be quantified either by the applicable courts or by third-party valuation firms. If one or more of these MNC agreements is terminated, Innventure’s ability to license other technologies from existing or future technology providers could be impeded and the underlying value of Innventure’s business could decline significantly.

Our growth strategy depends on our ability to scale our Innventure Companies effectively, and we may be unable to do so successfully.

Our long-term growth strategy contemplates expanding the operations and market share of our Innventure Companies. Successfully scaling multiple operating businesses simultaneously presents operational, managerial and financial challenges. We may not have sufficient resources, expertise or management bandwidth to support these expansion efforts effectively.

As our Innventure Companies grow, they may encounter issues such as long sales cycles, product development delays, capacity constraints, supply chain limitations, increased competition, pricing pressures, customer concentration risks and operational inefficiencies. They may also face difficulties recruiting, training and retaining qualified personnel necessary to support expansion, particularly in competitive labor markets.

In addition, scaling our businesses may require significant capital expenditures or working capital investments, and we or our Innventure Companies may not be able to obtain financing on acceptable terms or at all. Our Innventure Companies are not currently profitable, and even if they succeed in increasing adoption of their products and services, market conditions—particularly related to supply and customer acquisition costs, including costs associated with tariffs—may prevent them from achieving or sustaining profitability. If demand does not increase as quickly as planned or costs increase more rapidly than expected, our cash flows could be adversely affected, and we may be required to make additional investments in the Innventure Companies that could adversely impact our own operations and growth plans. Integration of new facilities, systems or processes may also result in temporary disruptions to operations, reduced productivity or service delays.

If we are unable to scale our Innventure Companies in a disciplined and cost-effective manner, our growth prospects, competitive position, results of operations and financial condition could be materially adversely affected.

The WTI Facility may impair Innventure LLC’s, the Company’s and the Innventure Companies’ financial and operating flexibility.

The WTI Facility imposes various representations, warranties, covenants and events of default on Innventure LLC, the Company and the Innventure Companies, including, without limitation, on their ability to incur indebtedness, grant liens, transfer assets, make investments, make dividends and other distributions and make certain payments of other indebtedness. Obligations under the WTI Facility are secured by a lien on substantially all of the assets of Innventure LLC and the Company. These restrictions could limit Innventure LLC’s, the Company’s and the Innventure Companies’ financial and operational flexibility and may require Innventure LLC, the Company and the Innventure Companies to seek consents from the WTI Lenders prior to taking certain actions. Such consents may not be provided by the WTI Lenders on a timely basis, or at all.

The restrictions imposed by the WTI Facility on Innventure LLC, the Company and the Innventure Companies may make it more difficult for them to operate their businesses or implement their growth plans going forward. Even if deemed necessary, we may not be able to raise additional indebtedness in the future on terms acceptable to us or at all because of the restrictions imposed by the WTI Facility. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions in addition to the risks associated with indebtedness described above.

It is not possible to predict the extent to which Innventure will, intends to, or may rely on Yorkville and the SEPA as a source of funding or the actual number of shares Innventure will sell or gross proceeds resulting from those sales.

Subject to the terms and conditions of the SEPA, Innventure may, at its discretion, issue and sell to Yorkville up to $75.0 million of shares of Common Stock from time to time. As of March 23, 2026, Innventure has drawn $2.67 million under the SEPA. The purchase price per share will fluctuate based on the market prices of Common Stock during the sales period, and Innventure has the discretion to deliver notices to Yorkville at any time throughout the term of the SEPA, subject to certain conditions and limitations in the SEPA and compliance with applicable law. Accordingly, it is not currently possible to predict the number of shares that will be issued and sold to Yorkville, the actual purchase price per share to be paid by Yorkville for those shares or the actual gross proceeds to be raised in connection with those sales. Actual gross proceeds may be less than $75.0 million, which may impact Innventure’s future liquidity.

Moreover, although the SEPA provides that Innventure may sell up to an aggregate of $75.0 million of its Common Stock to Yorkville, Innventure registered the resale by Yorkville of up to 16,244,741 shares of Common Stock that may be issued subject to certain ownership limitations set forth in the SEPA. If Innventure elects to issue and sell to Yorkville all of the shares registered for resale, depending on the market prices of its Common Stock for each purchase made pursuant to the SEPA, the actual gross proceeds from the sale of those shares may be substantially less than the remaining approximately $66.6 million total commitment available under the SEPA. If (i) it becomes necessary for Innventure to issue and sell to Yorkville more shares than the shares registered for resale in order to receive aggregate gross proceeds equal to the remaining approximately $66.6 million under the SEPA and (ii) if Innventure is able to sell more shares than the shares registered for resale by Yorkville while still complying with the ownership limitations set forth in the SEPA, then Innventure will need to file with the SEC one or more additional registration statements to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by Yorkville of any such additional shares of Common Stock, and such registration statements would need to be declared effective by the SEC, in each case before Innventure may elect to sell any additional shares to Yorkville under the SEPA, a process which will take time and incur additional expense. Any issuance and sale by Innventure under the SEPA of a substantial amount of shares of Common Stock in addition to the shares already registered for resale by Yorkville could cause additional substantial dilution to Innventure’s stockholders. The number of shares of Common Stock ultimately offered for resale by Yorkville is dependent upon the number of shares, if any, Innventure ultimately sells to Yorkville under the SEPA.

The extent to which Innventure will rely on Yorkville as a source of funding will depend on a number of factors, including the prevailing market price of Common Stock and the extent to which Innventure is able to secure working and other capital from other sources. If obtaining sufficient funding from Yorkville were to prove unavailable or prohibitively dilutive, Innventure may need to secure additional sources of funding beyond its current expectations in order to satisfy its working and other capital needs. Even if Innventure were to sell to Yorkville all of the shares of Common Stock available for sale under the SEPA, Innventure may still need additional capital to fully implement its business, operating and development plans. Should the financing Innventure requires to sustain its working capital needs be unavailable or prohibitively expensive when Innventure requires it, the consequences may be a material adverse effect on Innventure’s business, operating results, financial condition and prospects.

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

As of March 23, 2026, Innventure has drawn $8.4 million under the SEPA. Moreover, although the SEPA provides that Innventure may sell up to an aggregate of $75.0 million of its Common Stock to Yorkville, Innventure registered the resale by Yorkville of up to 17,242,314 shares of Common Stock that may be issued without exceeding the 9.99% prong of the exchange cap set forth in the SEPA. If Innventure elects to issue and sell to Yorkville all of the shares registered for resale to Yorkville, depending on the market prices of its Common Stock for each purchase made pursuant to the SEPA, the actual gross proceeds from the sale of the shares may be substantially less than the $75.0 million total commitment available to Innventure under the SEPA. If it becomes (i) necessary for Innventure to issue and sell to Yorkville under the SEPA more shares than the shares registered for resale by Yorkville in order to receive the aggregate gross proceeds equal to $75.0 million under the SEPA and (ii) if Innventure is able to sell more shares than the shares registered for resale by Yorkville while still complying with the exchange cap, then Innventure will need to file with the SEC one or more additional registration statements to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by Yorkville of any such additional shares of Common Stock over the shares registered for resale by Yorkville and such registration statements would need to be declared effective by the SEC, in each case before Innventure may elect to sell any additional shares of Common Stock to Yorkville under the SEPA, a process which will take time and incur additional expense.

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

Innventure’s pursuit of new Innventure Companies and acquisitions of new technologies could disrupt its ongoing business, present risks not originally contemplated and materially adversely affect its business, reputation, results of operations and financial condition.

Innventure’s growth strategy involves creating new Innventure Companies and acquiring new technologies. These new companies or future technology acquisitions could disrupt Innventure’s ongoing businesses, which may frustrate Innventure’s MNC partners, the existing Innventure Companies, and their customers, harming Innventure’s business relationships and causing a loss of revenue and business opportunities. Innventure’s ability to effectively manage the creation of new Innventure Companies and the resulting technology acquisitions and expansions of operations will also require it to enhance its operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources, which may divert Innventure’s resources from its ongoing businesses. Innventure’s future financial performance and ability to execute on its business plan will depend, in part, on its ability to effectively manage any future Innventure Companies and technology acquisitions. There are no guarantees Innventure will be able to do so in an efficient or timely manner, or at all.

Risks Related to the Innventure Companies’ Operations

The Innventure Companies are early-stage companies, and their limited operating history makes it difficult to evaluate their future prospects and the risks and challenges they may encounter.

The Innventure Companies are in the process of commercializing the technology solutions around which they are built, and their product offerings and partnering revenues are limited and remain in very early stages. Their limited operating history makes it difficult to evaluate the Innventure Companies’ future prospects and the risks and challenges they may encounter. Risks and challenges the Innventure Companies have faced or expect to face include, but are not limited to, their ability to:

•develop and commercialize their products and processes;

•design and deliver products and processes of acceptable performance that function as anticipated;

•generate material revenue sufficient to achieve and sustain profitability, accurately forecast revenue and effectively manage expenses;

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

Failure of our Innventure Companies to achieve and maintain a high level of product and service quality and on-time delivery could damage their reputations with customers and negatively impact our results.

Product and service quality issues could harm customer confidence in our Innventure Companies and their brands. If certain of our Innventure Company’s product and service offerings do not meet applicable safety standards or their customers’ expectations regarding quality, safety or performance, they could experience lost sales and increased costs, and we could be exposed to legal, financial and reputational risks.

Our Innventure Companies cannot be certain that their quality controls and procedures will reveal defects in their products, which may not become apparent until after the products have been placed in use in the market. Accordingly, there is a risk that products will have defects, which could result in loss of sales or delays in market acceptance and require a product recall or field corrective action. Such remedial actions could be expensive to implement and may damage our Innventure Companies’ reputations, customer relationships and market shares.

If our Innventure Companies’ products fail to perform as expected, they could be exposed to liabilities such as warranty, product liability, personal injury and other claims. There can be no assurance that our Innventure Companies will not experience any material warranty or product liability claims in the future, that they will not incur significant costs to defend such claims or that they will have adequate resources to cover any recall, repair and replacement costs.

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

Accelsius may need to rely on third-party manufacturers to fulfill significant customer orders that it may book in the future, which could adversely affect its margins, quality control, and ability to meet delivery timelines.

Because Accelsius’ existing manufacturing capacity is limited, it plans to rely on relationships with one or more third party manufacturers as it scales its operations. Reliance on third-party manufacturers could subject Accelsius to a number of risks, including reduced control over production processes, quality assurance, regulatory compliance, intellectual property protection, and delivery schedules. Third-party manufacturers may experience capacity constraints, labor shortages, supply chain disruptions, financial instability, or operational failures that could delay production or increase costs. Any inability to timely fulfill customer orders, maintain product quality standards, or manage costs effectively could result in customer dissatisfaction, order cancellations, reputational harm, loss of future business, or potential claims against us. If Accelsius is unable to successfully scale its manufacturing capabilities through third parties when needed, our growth prospects, operating results, and financial condition could be materially adversely affected.

Accelsius’ results of operations may be adversely affected by long and unpredictable deployment cycles in the data center market, which could delay or reduce the conversion of bookings into revenue.

Accelsius provides products that are incorporated into the design, construction and expansion of data centers. The development of new data centers and the retrofitting or expansion of existing facilities are highly complex, capital-intensive and multi-phase projects that typically involve extensive planning, engineering, permitting, procurement and construction processes. As a result, there could be significant delays between the time Accelsius receives bookings or enters into customer agreements and the time its products are delivered, installed, accepted and recognized as revenue.

Accelsius’ customers’ data center projects are subject to numerous risks and uncertainties beyond its control and large data center customers frequently adjust project timelines, reduce or reallocate capital expenditures, or pause or cancel projects altogether in response to changes in business priorities, market conditions or technological developments. Any such delays, modifications or cancellations may postpone, reduce or eliminate anticipated revenue associated with existing bookings.

Because Accelsius may incur significant manufacturing, procurement or operating expenses in advance of revenue recognition, extended deployment cycles can adversely affect its working capital requirements, cash flows and operating margins. Moreover, its backlog or bookings may not be indicative of future revenue or financial performance if projects are delayed or cancelled. If Accelsius is unable to accurately forecast the timing of customer deployments or effectively manage its cost structure in light of these long and uncertain cycles, our results of operations and financial condition could be materially adversely affected.

Accelsius may not realize all of the sales expected from its backlog of orders and contracts.

Accelsius may enter into purchase orders or contracts for orders that provide customers the right, in some circumstances, to terminate, reduce or defer orders. If customers terminate, reduce or defer orders, the revenue Accelsius expects to generate from its backlog may not be fully realized.

Accelsius’ purchase orders to date have been received from a limited number of customers, and this customer concentration could materially adversely affect our business.

Accelsius is an early-stage company and has not yet generated significant revenue. To date, substantially all of its purchase orders have been received from a limited number of customers. Until Accelsius is able to broaden its customer base and generate meaningful recurring revenue, its business will remain particularly vulnerable to risks associated with customer concentration, and our results of operations and financial condition could be materially adversely affected.

If Accelsius is unable to develop and commercialize next-generation cooling solutions capable of addressing increasing chip power densities and thermal loads, our business and competitive position could be materially adversely affected.

The processors deployed in modern data centers are becoming increasingly powerful and thermally dense, driven in part by advances in artificial intelligence, high-performance computing and other compute-intensive applications. As chip architectures evolve, power consumption per rack and per chip continues to increase, and thermal design requirements are becoming more complex. Accelsius’ future growth depends on our ability to anticipate these technology trends and to design, test and commercialize cooling solutions that can effectively manage higher heat flux, tighter temperature tolerances and changing form factors.

Developing advanced cooling technologies requires significant research and development investment, specialized engineering expertise and close coordination with semiconductor manufacturers, original equipment manufacturers and data center operators. There can be no assurance that Accelsius’ current or future products will be capable of meeting emerging performance requirements, reliability standards, energy efficiency targets or total cost of ownership expectations.

If Accelsius is unable to innovate at a pace consistent with advances in chip performance, or if its solutions fail to achieve market acceptance due to performance limitations, cost considerations or operational complexity, customers may adopt alternative cooling technologies offered by competitors or developed in-house. Any failure to develop and commercialize effective next-generation cooling products on a timely basis could result in loss of market share, reduced revenue growth and a material adverse effect on our business, results of operations and financial condition.

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

The failure of Accelsius and AFX to access necessary raw materials or other components in a timely manner and to specification or their inability to maintain relationships with suppliers and manufacturing partners could prevent them from delivering products within required time frames and could cause production delays, cancellations, penalty payments and damage to their brands and reputations.

If Accelsius’ suppliers provide insufficient inventory to meet customer demand or such inventory is not at the level of quality required to meet its standards, Accelsius’ results of operations could be materially and negatively impacted. If Accelsius fails to develop or maintain its relationships with suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, Accelsius may be unable to manufacture its products or those products may be available only at a higher cost or after a long delay. Accelsius’ inability to maintain relationships with manufacturing partners could further compound these risks. Significant delays and shortages could prevent Accelsius from delivering its products to its customers within required time frames and cause order cancellations, which would adversely impact its cash flows and results of operations.

AFX faces similar supply chain risks and is early in the development of its commercial production capacity and has not yet fully diversified suppliers for critical raw materials, specifically its film. Thus far, AFX has qualified one incumbent raw material film supplier—a large, foreign third-party supplier with over 22,000 employees and operations in approximately 100 countries—and is working to finalize a raw materials agreement with the same. Currently, AFX relies on individual purchase orders to purchase the film produced by the supplier. AFX is in the process of qualifying two additional raw material film suppliers, both similarly large foreign third-party suppliers with large global footprints. AFX intends to continue to work towards further diversifying its supplier base as product demand grows and multiple suppliers are needed to support business continuity, though there is no guaranty that such diversification will be successful. Because AFX currently has no alternative sources of supply, any failure by its suppliers to provide sufficient inventory at required quality standards could materially and negatively impact AFX’s results of operations.

Due to increased demand across a range of industries, the global supply chain for certain raw materials and components has experienced significant strain. The global macroeconomic environment and geopolitical instability, such as the instability and hostilities in the Middle East, including the conflict with Iran, as well as the impact of tariffs, have also contributed to and exacerbated this strain. There can be no assurance that the impact of these issues on the supply chain will not continue, or worsen, in the future. Significant delays and shortages could prevent AFX from delivering its products to its customers within required time frames and cause order cancellations, which would adversely impact its cash flows and results of operations.

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

Refinity faces risks in designing, constructing and operating its first commercial-scale manufacturing facility, and it may be unable to successfully or timely complete and bring the facility online.

Refinity intends to design, construct and operate its first commercial-scale manufacturing facility to produce products based on its novel technology. The development of a unique manufacturing facility involves substantial technical, operational, financial and regulatory risks. Refinity has limited experience constructing and operating a facility of this scale and complexity, and its product has not previously been manufactured at commercial volumes. As a result, Refinity may encounter unanticipated design, engineering, construction, commissioning and scale-up challenges.

The construction and launch of the facility will require significant capital expenditures and management attention. Refinity may experience delays due to permitting requirements, zoning approvals, environmental and safety reviews, supply chain disruptions, contractor performance issues, labor shortages, equipment procurement delays, adverse weather conditions, or other factors beyond Refinity’s control. Any delays in completing construction or commencing commercial production could postpone anticipated revenues, increase costs, and adversely affect our liquidity and financial condition.

In addition, scaling Refinity’s technology from pilot production to full commercial manufacturing may reveal inefficiencies, yield losses, quality control issues, equipment failures, or other operational challenges that were not apparent at smaller scales. Refinity may be required to modify its processes, incur additional capital expenditures, or suspend operations to address such issues. There can be no assurance that Refinity will achieve expected production volumes, cost efficiencies, product performance standards or gross margins.

If Refinity is unable to successfully finance, construct, scale and operate this manufacturing facility on a timely and cost-effective basis, its growth strategy, competitive position, results of operations and financial condition could be materially adversely affected.

Risks Related to Our Common Stock

The market price of our Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

The market price of our Common Stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including those factors discussed in this “Risk Factors” section and many others, such as:

•dilution resulting from the sales of the Common Stock or preferred stock by Innventure;

•actual or anticipated fluctuations in Innventure’s financial condition and operating results, including fluctuations in its quarterly and annual results;

•changes in laws and regulations affecting Innventure’s business;

•the public’s reaction to Innventure’s press releases, its other public announcements and its filings with the SEC;

•Innventure’s failure to meet the estimates and projections of the investment community or that it may otherwise provide to the public;

•overall performance of the equity markets;

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

Future offerings of debt or offerings or issuances of equity securities by Innventure may adversely affect the market price of the Common Stock or otherwise dilute all other stockholders and may result in the issuance of securities with rights that are senior to those of the holders of Common Stock.

Innventure expects to raise additional capital in the future. Innventure may attempt to obtain financing or to further increase Innventure’s capital resources by issuing additional shares of Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Innventure also expects to grant new equity awards to employees, directors, and consultants under Innventure’s stock incentive plans. Future acquisitions could require substantial additional capital in excess of cash from operations. Innventure would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

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

Additional financing transactions by the Innventure Companies could impact your rights as a stockholder of Innventure.

Innventure and the Innventure Companies expect to require additional financing to fund their operations or growth. These additional financing transactions could include transactions at the Innventure Company level, such as Innventure’s sale of Innventure Company equity, or the Innventure Companies’ issuance of new equity. The issuance of new equity securities to third-party investors at the Innventure Company level or the sale of a portion of Innventure Company equity held by Innventure would reduce Innventure’s ownership interest in that Innventure Company. Furthermore, the holders of those equity securities could have structural priority as compared to Common Stock with respect to that Innventure Companies’ assets and could also have priority as to liquidation and dividend and other rights more favorable than Common Stock with respect to that Innventure Company. This priority, or any reduction in Innventure’s ownership interest in any Innventure Companies, may reduce the value of Common Stock and could impact the Company’s ability to refrain from being deemed an investment company under the Investment Company Act .

Stockholder activism or unsolicited acquisition proposals could disrupt our business, divert management’s attention and impede our ability to execute our business model and achieve our long-term strategic objectives.

We have, and may from time to time become, subject to stockholder activism, unsolicited acquisition proposals or other attempts to effect changes in our strategic direction, capital allocation priorities, governance structure, management or board composition. Responding to such actions can be costly and time-consuming and may significantly divert the attention and resources of our Board and management from the execution of our business model and long-term strategic initiatives.

Stockholder activism campaigns or unsolicited bids may create uncertainty among our employees, customers, suppliers and other business partners. This uncertainty could adversely affect our ability to retain and recruit key personnel, maintain commercial relationships (including with MNCs and Technology Solutions Providers), negotiate contracts, pursue strategic transactions or execute operational initiatives. Public disputes with activist investors or bidders may also result in reputational harm and increased market volatility in our stock price.

In addition, addressing activist demands or evaluating unsolicited acquisition proposals may require us to incur substantial advisory, legal and other expenses, including proxy solicitation and public relations costs. If a proxy contest or other contested matter arises, we may experience further distraction and expense. Even if unsuccessful, such actions may lead to changes in strategy or governance that are not aligned with our long-term business plan.

If an unsolicited acquisition proposal were to result in a transaction, we may not realize the long-term value of our strategic plan as a standalone company. Alternatively, the perception that we are “in play” may cause stock price volatility and could impair our ability to access capital markets or enter into long-term commercial arrangements. Any of these factors could materially adversely affect our ability to execute our business model, achieve our long-term goals and deliver value to our stockholders.

The market may not fully understand or accept our conglomerate structure and the value of our Innventure Companies, which could cause our common stock to trade at a discount to our net asset value.

We operate as a diversified conglomerate that operates a group of operating businesses across multiple industries. Investors may have difficulty independently assessing the underlying value of our Innventure Companies and our enterprise as a whole. Investors may apply a “conglomerate discount” to our stock price due to perceived complexity of our model, valuation uncertainty, limited liquidity at the subsidiary level, or concerns regarding realization of value.

If the market does not fully understand or accept our business model or capital allocation strategy, our common stock may trade at a sustained or significant discount. A sustained discount could impair our ability to raise equity capital on attractive terms, limit our strategic flexibility, reduce the effectiveness of our equity as acquisition currency and increase pressure from stockholders to pursue strategic alternatives transactions such as spin-offs, asset sales, restructurings, or a sale of the company. Such actions, if undertaken, may divert management’s attention, increase costs and may not be aligned with our long-term strategic objectives.

There can be no assurance that our efforts to demonstrate the intrinsic value of our Innventure Companies will be successful. If our common stock continues to trade at a material discount, our ability to execute our long-term strategy and maximize stockholder value could be materially adversely affected.

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

The exclusive forum provision in the A&R Certificate of Incorporation could limit Innventure’s stockholders’ ability to choose their preferred judicial forum for disputes with Innventure or its directors, officers, or employees.

The A&R Certificate of Incorporation provides that, unless Innventure consents in writing to the selection of an alternative forum, the sole and exclusive forum for specified legal actions is the Delaware Court. Current and former stockholders are deemed to have consented to the personal jurisdiction of the Delaware Court in connection with any action to enforce that exclusive forum provision and to service of process in any such action. The exclusive forum provision of the A&R Certificate of Incorporation does not apply to actions arising under federal securities laws including suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that this provision of the A&R Certificate of Incorporation limits a current or former stockholder’s ability to select a judicial forum other than the Delaware Court, it might discourage the specified legal actions, might cause current or former stockholders to incur additional litigation-related expenses, and might result in outcomes unfavorable to current or former stockholders. A court might determine that this provision of the A&R Certificate of Incorporation is inapplicable or unenforceable in any particular action, in which case we may incur additional litigation related expenses in such action, and the action may result in outcomes unfavorable to us, which could have a materially adverse impact on Innventure’s reputation, its business operations, and its financial position or results of operations.

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

Innventure intends to conduct its operations so that it is not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an “investment company” as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. For purposes of the Investment Act, Innventure’s majority-owned subsidiaries include those in which Innventure directly or indirectly owns 50% or more of the outstanding voting securities.

Furthermore, if Innventure were to operate its Innventure Companies primarily for the purpose of making a profit in the sale of its Innventure Companies’ securities rather than retaining control of such companies, it may increase the likelihood that Innventure could be deemed an investment company.

Though Innventure does not expect exit transactions to be a factor in the business plans for its Innventure Companies and does not believe that its principal activities will subject it to the Investment Company Act, if Innventure were deemed to be subject to the Investment Company Act, compliance with the additional regulatory burdens discussed above would require additional expense and attention from management for which Innventure has not accounted.

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

Despite Innventure’s and the Innventure Companies’ efforts to protect their rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of its technology and processes. Innventure’s and the Innventure Companies’ competitors and other third parties independently may design around or develop similar technology or otherwise duplicate Innventure’s or the Innventure Companies’ services or products such that Innventure or the Innventure Companies could not assert their IP rights against them. In addition, Innventure’s and the Innventure Companies’ contractual arrangements may not effectively prevent disclosure of their IP and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. Measures in place may not prevent misappropriation or infringement of Innventure’s or the Innventure Companies’ IP or proprietary information and the resulting loss of competitive advantage, and Innventure or the Innventure Companies may be required to litigate to protect their IP and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful.

Innventure or the Innventure Companies also may encounter disputes from time to time concerning IP rights of others, and it may not prevail in these disputes. Third parties may raise claims against Innventure or the Innventure Companies alleging that Innventure, the Innventure Companies, their employees, consultants or other third parties retained or indemnified by Innventure or the Innventure Companies, infringe, dilute, misappropriate or otherwise violate their IP rights. Some third-party IP rights may be extremely broad, and it may not be possible for Innventure or the Innventure Companies to conduct their operations in such a way as to avoid all alleged violations of such IP rights and thus, Innventure and the Innventure Companies cannot be certain that their technologies or products and services do not infringe valid patents, trademarks, copyrights or other proprietary rights held by third parties. Given the complex, rapidly changing and competitive technological and business environment in which Innventure and the Innventure Companies operate, and the potential risks and uncertainties of IP-related litigation, an assertion of an infringement claim against Innventure or the Innventure Companies may cause Innventure or the Innventure Companies to spend significant amounts to defend the claim, even if Innventure and the Innventure Companies ultimately prevail, pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other IP (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses.

Moreover, it has become common in recent years for individuals and groups to purchase IP assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as Innventure and the Innventure Companies. Even in instances where Innventure and the Innventure Companies believe that claims and allegations of IP infringement against them are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of Innventure’s and the Innventure Companies’ management and employees. In addition, although in some cases a third-party may have agreed to indemnify Innventure or the Innventure Companies for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, insurance may not cover potential claims of this type adequately or at all, and Innventure or the Innventure Companies may be required to pay monetary damages, which may be significant.

Competitors may develop or acquire competing solutions, and our intellectual property may not prevent others from designing around our technology.

Our Innventure Companies operate in highly competitive and rapidly evolving markets. As early-stage companies, they face competition from established companies with substantially greater financial, technical, manufacturing, marketing and distribution resources, as well as from other emerging companies seeking to address similar customer needs. Current or potential competitors may independently develop technologies or products that are superior to, more cost-effective than, or more widely adopted than our solutions. In addition, competitors may acquire or partner with other companies to obtain technologies, intellectual property or capabilities that directly compete with or render our solutions less attractive.

Although our solutions are based on proprietary technologies with existing or pending patent protections, such protections may be limited in scope, subject to challenge, or insufficient to prevent competitors from developing alternative approaches. Our intellectual property protections may not provide meaningful barriers to entry, and competitors may design around our claims by developing non-infringing technologies that achieve similar results. In some cases, design-arounds may be commercially viable and may avoid our intellectual property rights entirely. Moreover, patent litigation is costly, time-consuming and uncertain, and we may lack the financial resources to enforce our intellectual property rights effectively.

If competitors are able to develop or acquire competing solutions, whether by innovation, acquisition, partnership or design-around of our intellectual property, our market opportunity could be reduced, pricing pressure could increase, and our ability to achieve revenue growth, profitability or market acceptance could be materially adversely affected.

General Risk Factors

Innventure, the Innventure Companies, and Innventure’s MNC partners may be negatively impacted by volatility in the political and economic environment, geopolitical unrest, such as the instability and hostilities in the Middle East, including the conflict with Iran, economic downturns and high interest rates, and a period of sustained inflation, which could have an adverse impact on Innventure’s and the Innventure Companies’ business, financial condition, results of operations and prospects.

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

Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect Innventure and the Innventure Companies’ suppliers and potential customers. Likewise, geopolitical and economic instability may disrupt our business, our supply chain and adversely affect Innventure and the Innventure Companies’ suppliers and potential customers. If the equity and credit markets deteriorate, including as a result of political or economic unrest or war, it may make necessary debt or equity financing more difficult to obtain. Increased inflation rates can adversely affect Innventure and the Innventure Companies by increasing its costs, including labor and employee benefit costs. In addition, higher inflation, macro turmoil, uncertainty and market-wide liquidity concerns could also adversely affect Innventure and the Innventure Companies’ suppliers and potential customers, which could have an adverse impact on Innventure’s business, financial condition, results of operations and prospects.

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

Innventure and the Innventure Companies operate in various jurisdictions and are subject to changes in applicable tax laws, treaties, or regulations in those jurisdictions. A material change in the tax laws, treaties, or regulations, or their interpretation, of any jurisdiction with which Innventure and the Innventure Companies do business, or in which Innventure and the Innventure Companies have significant operations, could adversely affect Innventure. For example, the Organisation for Economic Cooperation and Development (the “OECD”) has introduced a global minimum tax framework (“Pillar Two”) that establishes a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. Several countries have enacted legislation to implement the OECD’s Pillar Two global minimum tax framework, and additional countries are expected to do so in the near future. On June 28, 2025, the G7 released a joint statement announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S.-parented multinational businesses from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has yet been reached. The implementation of these rules could increase our effective tax rate and result in additional tax compliance obligations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact.

Item 1B. Unresolved Staff Comments.

None.
Item 1C. Cybersecurity.

Information about cybersecurity risks and Innventure’s risk management processes is collected, analyzed and considered as part of Innventure’s overall enterprise risk management program. In connection with Innventure’s risk management process, the Audit Committee of the Board (the “Audit Committee”) discusses with management and independent auditors the Company’s underlying policies and guidelines with respect to risk assessment and risk management, including with respect to cybersecurity.

Measures are in place to mitigate potential risks associated with information technology disruptions and cybersecurity threats. Innventure periodically reassesses risks, implements controls, and performs business continuity and disaster recovery planning. Innventure’s current risk management efforts include threat intelligence gathering, vulnerability assessments, and the integration of cybersecurity technologies. These measures are designed to help protect Innventure’s proprietary systems and customer data from internal and external cybersecurity threats, including third-party systems and services.

Innventure requires mandatory cybersecurity training for employees and periodically initiates phishing simulations to educate employees on potential threats. Innventure also engages with third-party security experts to conduct periodic cybersecurity services and risk assessments. All findings are reviewed by Innventure, and mitigation steps are taken.

As of the date of this Form 10-K, Innventure has had no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Innventure’s business strategy, results of operations, or financial condition. However, there can be no assurances that the policies and processes in place will mitigate all future threats. See “Risk Factors—Cyber-attacks or a failure in Innventure’s information technology and data security infrastructure could adversely affect Innventure’s business and operations.”

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

Our Senior Director of Information Technology (“IT”) is responsible for assessing and managing risks from cybersecurity threats. Innventure’s Senior Director of IT has a Bachelor’s degree in Accounting and a Master of Business Administration degree. Our Senior Director of IT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through reports from an external consultant. The external consultant has 20 years of cybersecurity experience. The external consultant also has an Associate’s degree in Database Administration and Network and System Administration. The external consultant also maintains the industry-recognized CompTIA Security+ certification. The Senior Director of IT reports any exposure to risks from cybersecurity threats to our CFO. The CFO is expected to ensure that regular updates are provided to the Audit Committee on risks related to cybersecurity.

Item 2. Properties.

Our principal executive offices are leased and located in Orlando, Florida. The following table sets forth the principal facilities of Accelsius and AeroFlexx as of December 31, 2025, each of which is leased. These facilities are well-maintained, are suitable and adequate for their use and have sufficient capacity for our current needs and expected near-term growth.

Location	Innventure Company	Use
Austin, TX (Shoal Creek Blvd.)	Accelsius	Subleased
Austin, TX (Kramer Lane)	Accelsius	Executive offices
Austin, TX (Springdale Road)	Accelsius	Manufacturing facility
West Chester, OH	AeroFlexx	Manufacturing facility

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

Holders of Record

As of March 23, 2026, there were 167 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock that are held in the names of various security brokers, dealers, and registered clearing agencies.

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
On September 15, 2025, the Company entered into a securities purchase agreement with Yorkville for up to $15.0 million in convertible debentures (“New Convertible Debentures”), issuable in two tranches. On September 15, 2025, the Company issued the first tranche of the New Convertible Debentures for $10.0 million, with a 10% original issue discount, yielding $9.0 million in net proceeds, bearing 5% annual interest, and maturing on September 15, 2026.
On October 3, 2025, the Company raised approximately $9.8 million through a private placement, issuing 1,625,235 shares of Common Stock at $6.00 per share and Series A warrants to purchase 1,625,235 shares of Common Stock (the “Series A Warrants”). The Series A Warrants, exercisable from April 6, 2026 at $8.00 per share, are redeemable under certain conditions until October 3, 2030.
On November 12, 2025, the Company issued the second tranche of the New Convertible Debentures for $5.0 million, with a 10% original issue discount, yielding $4.5 million in net proceeds, bearing 5% annual interest, and maturing on September 15, 2026.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our and our predecessor’s, as applicable, consolidated financial statements and related notes and other information included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below in this section and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward–Looking Statements” included elsewhere in this Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Innventure is an industrial growth conglomerate that founds, funds, and operates companies with a focus on commercializing transformative, sustainable technology solutions acquired or licensed from MNCs or other technology innovators with the intent to maximize values for investors and other stakeholders through positive cash flow generated through holding long term positions in our Innventure Companies. Refer to Item 1. “Business” of this Form 10-K for a detailed discussion of our business activities.
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

Financial Summary
Highlights
The year ended December 31, 2025 includes the following highlights:
•Innventure’s Technology segment began generating revenue related to its cooling systems for data centers.
•Total operational expenses of approximately $466.8 million, primarily made up of a goodwill impairment charge and increased costs associated with generating revenue for the Technology Segment, professional and legal fees, and sales and advertising costs for the year ended December 31, 2025.
•Cash inflows from equity and net debt raises were approximately $139.3 million for the year ended December 31, 2025. These cash inflows from equity and net debt raises are compared to net cash outflows related to operating and investing activities of $84.8 million for the year ended December 31, 2025.
Results of Operations for the Years Ended December 31, 2025 and 2024
To reflect the application of different bases of accounting as a result of the Business Combination, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) up to and including the Closing Date (labeled “Predecessor”) and (2) the period after that date (labeled “Successor”). The periods after October 1, 2024 are the “Successor” period while the periods before October 2, 2024 are the “Predecessor” periods.
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

	Successor				Predecessor	S/P Combined (Non-GAAP)	Non-GAAP
	Year Ended December 31, 2025		Period from October 2, 2024 through December 31, 2024		Period from January 1, 2024 through October 1, 2024	Year ended December 31, 2024	2025 vs 2024 Changes
	(in thousands)
Revenue	$2,056		$456		$764	$1,220	$836	68.5%

Operating Expenses
Cost of sales	18,830		3,752		777	4,529	14,301	nm*
General and administrative	66,710		29,652		26,608	56,260	10,450	18.6%
Sales and marketing	9,633		2,009		4,178	6,187	3,446	55.7%
Research and development	25,025		5,340		5,978	11,318	13,707	121.1%
Goodwill impairment	346,557		—		—	—	346,557	—%
Total Operating Expenses	466,755		40,753		37,541	78,294	388,461	496.2%

Loss from Operations	(464,699)		(40,297)		(36,777)	(77,074)	(387,625)	502.9%

Non-operating (Expense) and Income
Interest expense, net	(9,678)		(1,132)		(1,300)	(2,432)	(7,246)	297.9%
Net gain (loss) from investments	131		—		11,547	11,547	(11,416)	(98.9)%
Net (loss) gain on investments - due to related parties	—		—		(468)	(468)	468	nm*
Change in fair value of financial liabilities	16,146		(20,946)		(478)	(21,424)	37,570	175.4%
Equity method investment (loss) income	(12,592)		(902)		893	(9)	(12,583)	nm*
Realized gain on conversion of available for sale investment	1,507		—		—	—	1,507	—%
Loss on extinguishment of debt	(16,064)		—		—	—	(16,064)	—%
Loss on extinguishment of related party debt	(3,538)		—		—	—	(3,538)	—%
Loss on conversion of promissory notes	—		—		(1,119)	(1,119)	1,119	nm*
Write-off of loan commitment fee asset	—		(10,041)		—	(10,041)	10,041	nm*
Miscellaneous other expense	(46)		(57)		(64)	(121)	75	(62.0)%
Total Non-operating (Expense) Income	(24,134)		(33,078)		9,011	(24,067)	(67)	0.3%
Income tax expense (benefit)	(13,483)		(3,282)		432	(2,850)	(10,633)	nm*

Net Loss	(475,350)		(70,093)		(28,198)	(98,291)	(377,059)	383.6%
Less: net loss attributable to
Non-redeemable non-controlling interest	(182,033)		(8,339)		(11,762)	(20,101)	(161,932)	805.6%

Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(293,317)	—	$(61,754)	—	$(16,436)	$(78,190)	$(215,127)	153.5%

________________
*not meaningful

Revenue
Revenue was $2.1 million and $1.2 million for the years ended December 31, 2025 and 2024 an increase of $0.8 million, or 68.5%. The increase was driven by an increase in product sales in the Technology segment, offset by a decrease in management fee income.
Cost of sales
Cost of sales was $18.8 million and $4.5 million for the year ended December 31, 2025 and 2024, respectively, an increase of $14.3 million. The increase relates to the generation of revenue at the Technology segment resulting in an increase in costs related to supplies and materials, an increase in amortization of intangible assets and, an increase in employee costs.
General and administrative
General and administrative expense was $66.7 million and $56.3 million for the year ended December 31, 2025 and 2024, respectively, an increase of 10.4 million, or 18.6%. The increase in expenditure was attributed to increased stock-based compensation costs, increased intangible asset amortization, and increased professional and legal fees.
Goodwill impairment
Goodwill impairment expense was $346.6 million for the December 31, 2025 The impairment was due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were sensitive to the general downward volatility experienced in the stock market during late February 2025 through April 2025.
Sales and marketing
Sales and marketing expense was $9.6 million and $6.2 million for the year ended December 31, 2025 and 2024, respectively, an increase of $3.4 million, or 55.7%. The increase was due to increased employee costs and an increase in advertising and marketing-related events and expenses primarily associated with the commercialization phase of the Technology segment.
Research and development
Research and development expense was $25.0 million and $11.3 million for the year ended December 31, 2025 and 2024, respectively, an increase of $13.7 million or 121.1%. The increase was due to an increase in amortization of intangible assets, an increase in employee costs, and an increase in development fees at Refinity.
Interest expense, net
Interest expense, net was $9.7 million and $2.4 million for the year ended December 31, 2025 and 2024, respectively, an increase of $7.3 million. The increase was due to interest expense on the convertible debentures (collectively, the “Convertible Debentures”) issued to Yorkville pursuant to each of the securities purchase agreement, dated September 15, 2025 (“Securities Purchase Agreement”), and the securities purchase agreement, dated March 25, 2025, contractual interest expense for the term loan agreement entered into on October 22, 2024 by and among the Company and WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively, “WTI Lenders”), which provides for a term loan facility in the aggregate principal amount of up to $50,000 (the “WTI Facility”), amortization of issuance costs on the WTI Facility, partially offset by a net decrease in interest expense related to other debt instruments that have been paid down, and by an increase in interest income.
Net gain (loss) from investments
Net gain on investments was $0.1 million and $11.5 million for the year ended December 31, 2025 and 2024, respectively, a decrease of $11.4 million or 98.9%. The decrease was due to the gain on investment in PureCycle Technologies, Inc. (“PCT”) owned stock via Class PCTA units prior year, which is no longer consolidated in the Company’s consolidated financial statements as a result of Business Combination.

Net (loss) gain on investments - due to related parties
There was no net loss on investments – due to related parties for the year ended December 31, 2025 and $0.5 million for the year ended December 31, 2024. The change was due to an increase in the fair value of the liability of PCT stock owed to other parties for the prior year. The Class PCTA associated liabilities are no longer consolidated in the Company’s consolidated financial statements as a result of the Business Combination.
Change in fair value of financial liabilities
The fair value of financial liabilities increased by $16.1 million and decreased by $21.4 million for the year ended December 31, 2025 and 2024, respectively, an increase to income of $37.6 million, or 175.4%. The increase to income was primarily due to decreases in fair value for warrants and earnout liabilities, and was offset by a net increase in the fair value of the embedded derivative liabilities.
Equity method investment (loss) income
Equity method investment loss was $12.6 million and immaterial for the year ended December 31, 2025 and 2024, respectively. The change is related to losses from the Company’s equity method investment in AeroFlexx, partially offset by a gain from the ESG Fund in 2024.
Realized gain on conversion of available for sale investment
Realized gain on conversion of available for sale investment was $1.5 million for the year ended December 31, 2025, was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain. There was no realized gain on conversion of available for sale investment for the year ended December 31, 2024.
Loss on extinguishment of debt
Loss on extinguishment of debt was a noncash expense totaling $16.1 million for the year ended December 31, 2025 due to the modification of the WTI Facility and a modification of the first and second tranches of the New Convertible Debentures to Yorkville. There was no gain or loss on extinguishment of debt for the year ended December 31, 2024.
Loss on extinguishment of related party debt
Loss on extinguishment of related party debt was $3.5 million for the year ended December 31, 2025 due to the extinguishment of the related party loans by additional issuances of the Company’s series C preferred stock, $0.0001 par value per share (“Series C Preferred Stock”). There was no gain or loss on extinguishment of related party debt for the year ended December 31, 2024.
Loss on conversion of promissory notes
Loss on conversion of promissory notes was $1.1 million during the year ended December 31, 2024 due to the automatic conversion of promissory notes into equity instruments which was treated as an extinguishment thereby generating a loss. There was no equivalent transaction for the year ended December 31, 2025.
Loss attributable to Non-controlling interest
Loss attributable to non-controlling interests was $182.0 million and $20.1 million for the years ended December 31, 2025 and 2024, respectively. This was due to the increase in the Technology segment net loss as a result of goodwill impairment.

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
There are limitations to Adjusted EBITDA, including its exclusion of cash expenditures, future requirements for capital expenditures and contractual commitments, and changes in our cash requirements for working capital needs. Adjusted EBITDA also omits significant interest expenses and related cash requirements for interest and payments. While depreciation and amortization are non-cash charges, the associated assets will often need to be replaced in the future, and Adjusted EBITDA does not reflect the cash required for such replacements. Additionally, Adjusted EBITDA does not account for income or other taxes or necessary cash tax payments.
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

The following table provides a reconciliation from Net Loss to EBITDA and Adjusted EBITDA for the specified periods:

	Successor				Predecessor	S/P Combined (Non-GAAP)
	Year Ended December 31, 2025		Period from October 2, 2024 through December 31, 2024		Period from January 1, 2024 through October 1, 2024	Year ended December 31, 2024
	(in thousands)
Net loss	$(475,350)		(70,093)		(28,198)	(98,291)
Interest expense, net(1)	9,678		11,173		1,300	12,473
Depreciation and amortization expense	22,506		5,455		146	5,601
Income tax expense (benefit)	(13,483)		(3,282)		432	(2,850)
EBITDA	(456,649)	—	(56,747)	—	(26,320)	(83,067)
Transaction and other related costs(2)	—		2,309		9,414	11,723
Change in fair value of financial liabilities(3)	(16,146)		20,946		478	21,424
Stock-based compensation(4)	27,872		16,338		1,056	17,394
Goodwill impairment(5)	346,557		—		—	—
Loss on extinguishment of debt(6)	16,064		—		—	—
Loss on extinguishment of related party debt(7)	3,538		—		—	—
Loss on conversion of promissory notes	—		—		1,119	1,119
Adjusted EBITDA	(78,764)		(17,154)		(14,253)	(31,407)
(1) Interest expense, net – For the year ended December 31, 2025 and for the combined twelve months ended December 31, 2024, interest expense, net includes interest incurred on our various borrowing facilities and the amortization of debt issuance costs. Additional debt issuance cost associated with a loan commitment fee asset in the amount of $10,041 was written off in combined twelve months ended December 31, 2024 and has also been included in this adjustment. This amount is representative of the asset associated with the additional funds under the second and third tranches of the WTI Facility. When it became known that we would not be able to draw on these subsequent tranches based on certain metrics contained within the WTI Facility, we immediately wrote this asset off.
(2) Transaction and other related costs – For the combined twelve months ended December 31, 2024 this is comprised entirely of consulting, legal, and other professional fees related to the Business Combination.
(3) Change in fair value of financial liabilities – For the December 31, 2025, the change in fair value of financial liabilities primarily consists of the change in fair value of the warrant liability, the earnout liability and the embedded derivatives in various instruments. For the year ended December 31, 2024, this is comprised entirely of the change in fair value of the embedded derivative associated with the convertible notes.
(4) Stock based compensation – For the December 31, 2025, stock based compensation primarily consisted of awards in the 2024 Equity and Incentive Plan entered into on October 2, 2024 subsequent to the Business Combination. These awards consisted of Stock Options, Restricted Stock Units, and Stock Appreciation Rights. Further, a portion of this expense was related to share-based payment employee incentive plans in existence at subsidiaries. Additional Stock Options were granted in February 2025 and additional Restricted Stock Units were granted in June 2025 and August 2025 which are included in the stock-based compensation caption for their respective periods. For the year ended December 31 2024, stock-based compensation was comprised wholly of share-based payment employee incentive plans in existence at Innventure LLC and other subsidiaries.
(5) Goodwill impairment - For the year ended December 31, 2025, the Company recognized goodwill impairment due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market from late February 2025 through April 2025. The publicly quoted share price stabilized some in May 2025 and June 2025.
(6) Loss on extinguishment of debt - For the December 31, 2025, the Company modified the WTI Facility, and such modification was accounted for as a debt extinguishment while no debt was repaid.
(7) Loss on extinguishment of related party debt - For the December 31, 2025, the Company extinguished certain related party debts by issuing Series C Preferred Stock.

Liquidity and Capital Resources
As discussed in more detail below, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements included in Item 1. of this Form 10-K were issued. The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.
Sources of Liquidity
In assessing liquidity, we monitor and analyze cash on hand and operating expenditure commitments. Our material liquidity requirements are from working capital requirements and operating expense obligations. To date we have financed our operations primarily through cash flows from investing and financing activities.
The following is a summary of the components of our current liquidity (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$60,449	$11,119
Restricted cash	5,000	—
Working capital	6,878	(45,061)
Our long-term future liquidity requirements will depend on many factors, including funding required by us and our Innventure Companies to (i) support the growth of the business and the current business strategy; (ii) fund working capital, capital expenditures and general corporate expenditures; and (iii) support other business opportunities and expenditures. As of December 31, 2025 and over the next 12 months, we anticipate that Innventure, Inc. will require at least $50.0 million to meet its operating and strategic needs, with an additional $25.0 million required to support growth across our Innventure Companies in accordance with our current business plan. We expect to meet these needs through a combination of cash on hand, operating cash flows, strategic investments, the SEPA with Yorkville (maximum remaining availability of approximately $66.6 million as of December 31, 2025, subject to the satisfaction of certain conditions in the SEPA and additional financings completed by us and our Innventure Companies. Summarized below are equity and debt financing activities made during the year ended December 31, 2025, and thereafter:
Equity Financing Activities:
•The Company entered into the SEPA with Yorkville in October 2023, which provides the Company the right, but not the obligation, to sell to Yorkville up to $75.0 million in the Company’s common stock, par value $0.0001 per share (“Common Stock”) from time to time through November 2027 (of which approximately $66.6 million in Common Stock remains available for issuance under the SEPA), subject to the satisfaction of certain conditions in the SEPA. During the year ended December 31, 2025, the Company issued 997,573 shares of Common Stock pursuant to the SEPA in payment of $4.9 million of principal and $0.2 million of payment premiums for the Convertible Debentures. In addition to the Common Stock issuances pursuant to the SEPA made in repayment towards the Convertible Debentures, the Company sold 1,071,566 shares of Common Stock under the SEPA, raising $6.1 million in cash proceeds.
•Accelsius raised a total of $7.1 million through the issuance of Accelsius Series A Preferred units during the year ended December 31, 2025.
•The Company issued 2,885,848 shares of Series C Preferred Stock on March 24, 2025 for a total amount of $28.8 million, with the consideration received in the form of cash, services, and related party debt cancellation.
•Accelsius raised $25.0 million on October 2, 2025 through the issuance of 685,163 Accelsius Series B-1 units (“Series B-1 Units”) to Johnson Controls, Inc. (“JCI”). $7.3 million of debt converted to equity in the form of 251,452 Series B-2 units and 125,725 B-2 Warrants in conjunction with the issuance of Series B-1 units by Accelsius.

•The Company raised $9.8 million on October 3, 2025 through a private placement by issuing 1,625,235 shares of Common Stock at $6.00 per share and Series A warrants to purchase 1,625,235 shares of Common Stock.
•On December 29, 2025, Accelsius issued and sold 822,195 Series B-1 Units to Legrand DPC, LLC, (“Legrand”), for approximately $30.0 million, before deducting financial advisor fees and other estimated offering expenses. Additionally, Accelsius issued and sold to JCI an additional 274,065 units of the Series B-1 Units for gross proceeds of approximately $10.0 million.
•On January 12, 2026, the Company entered into securities purchase agreements with four institutional investors for the purchase and sale of 11,428,572 shares of Common Stock for gross proceeds of approximately $40.0 million, before deducting placement agent fees and offering expenses.
Debt Financing Activities:
•The Company issued $30.0 million in Convertible Debentures in April and May 2025, split between two tranches. The Company received $18.0 million and $9.0 million in cash proceeds for the first and second tranche, respectively. In connection with the issuance of the Convertible Debentures, the Company issued two warrants (the “2025 WTI Warrants”) to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to WTI Fund X, LLC and WTI Fund XI, LLC, exercisable through March 31, 2035.
•Accelsius entered into unsecured convertible notes (“Related Party Term Convertible Notes”) with certain investors deemed to be Related Parties (as defined in the Company’s Related Party Transactions Policy) for a total principal amount of $4.2 million in June 2025. The Related Party Term Convertible Notes are convertible into Series A Units of Accelsius and have a maturity date of December 31, 2026.
•Accelsius entered into an unsecured Convertible Promissory Note (“CPN”) with a related party lender in June 2025 that is drawable in three tranches with 15% interest and an immaterial loan fee. On October 8, 2025, the Company repaid the CPN in full due to its related party, amounting to $2.0 million in principal and $0.1 million in interest and loan fees, for a total of $2.1 million.
•Accelsius issued unsecured convertible notes with various other parties for a total principal amount of $7.8 million in June and July of 2025 that are convertible into Series A Units of Accelsius starting January 2026.
•Accelsius entered into unsecured convertible promissory notes totaling $9.2 million in principal between August 12, 2025 and September 19, 2025, with $7.3 million in cash proceeds received by December 31, 2025.
•The Company entered into the Securities Purchase Agreement with Yorkville on September 15, 2025 to issue convertible debentures (the “New Convertible Debentures”). Of the $15.0 million authorized, one tranche totaling $10.0 million was issued before September 30, 2025 totaling $9.0 million in cash proceeds. On November 12, 2025, the Company issued an additional tranche of the New Convertible Debentures for $5.0 million, totaling $4.5 million in cash proceeds.
•Pursuant to the Fifth Amendment to Loan and Security Agreement between Innventure LLC and Accelsius, on September 18, 2025 the Company elected to convert $0.5 million of accrued interest outstanding into 45,159 Series A Units of Accelsius.
All convertible notes are subordinated to the WTI Facility and other debt of the Company owed to the WTI Lenders, and the holders of the convertible notes have agreed not to demand repayment while senior obligations remain outstanding.
Cash Flows

Cash flows associated with operating, investing and financing activities are summarized as follows (in thousands):

	Successor		Predecessor	S/P Combined 2024	Change
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024	Year ended December 31, 2024	Amount	% Change
Net Cash Used in Operating Activities	$(80,683)	$(29,214)	$(18,848)	$(48,062)	$(32,621)	67.9%
Net Cash Provided by (Used in) Investing Activities	(4,125)	6,822	(5,957)	865	(4,990)	(576.9)%
Net Cash Provided by Financing Activities	139,138	33,466	38,441	71,907	67,231	93.5%
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$54,330	$11,074	$13,636	$24,710	$29,620	119.9%
Net Cash Used in Operating Activities
Cash flows used in operating activities were $80.7 million for the year ended December 31, 2025, as compared to $48.1 million for the year ended December 31, 2024, an increase of $32.6 million, or 67.9%. The increase is primarily related to working capital impacts and increases in operating losses.
Net Cash Provided (Used in) by Investing Activities
Cash flows used in investing activities were $4.1 million for the combined year ended December 31, 2025, as compared to cash flows provided by investing activities of $0.9 million for the year ended December 31, 2024, a change of $5.0 million. The increase is primarily related to lower investments in debt securities and advances to our related parties, partially offset by reduced proceeds from sales of investments.
Net Cash Provided by Financing Activities
Cash flows provided by financing activities were $139.1 million for the year ended December 31, 2025, as compared to $71.9 million for the year ended December 31, 2024, an increase of $67.2 million or 93.5%. The increase is primarily related to proceeds from issuance of equity and debt financing.
Indebtedness
Refer to Note 5. Borrowings to our consolidated financial statements for the years ended December 31, 2025 and 2024 included in Item 8 of this Form 10-K for a discussion of our indebtedness.
Contractual Obligations
The following table presents a summary of our contractual obligations, including payments due by period, as of December 31, 2025:

	2026	2027	2028	2029	Thereafter	Total
Operating lease	$693	$467	$228	$—	$—	$1,388
Debt obligations	12,846	24,510	—	—	—	37,356
Fixed future installments payable	700	825	825	825	9,900	13,075
Total	$14,239	$25,802	$1,053	$825	$9,900	$51,819

Going Concern
We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we and our Innventure Companies continue to have an ongoing need to raise additional cash from outside sources to sustain our and our Innventure Companies’ operations and fund our and their growth plans. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the consolidated financial statements included in Item 8 of this Form 10-K. If we are unable to obtain adequate capital from public or private equity or debt financing or otherwise generate sufficient revenues from our Innventure Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement additional cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities (at either the Innventure or Innventure Company level), it could result in substantial dilution to our existing stockholders and increase fixed payment obligations, and these securities may have rights senior to those of our Common Stock. See “Item 1A. Risk Factors – Risk Related to Innventure’s Business – There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.”
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

Critical Accounting Policies and Use of Estimates
Our consolidated financial statements have been prepared in conformity with GAAP. In preparation of these consolidated financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2. Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.
In preparation of these consolidated financial statements, management applied critical estimates and assumptions while determining the carrying value of our equity method investments and fair value measurements, and while performing impairment assessments on long-lived assets and goodwill. Accordingly, actual results could differ from those estimates.
Fair Value Measurement
We measure certain financial instruments at fair value on a recurring and nonrecurring basis, consisting primarily of our investment in debt securities and warrants. The investments in debt securities are accounted for on an as-converted basis using a Black-Scholes model and the warrants are accounted for using a Monte Carlo valuation. Adjustments to fair value require quantitative assessments according to a hierarchy that prioritizes the inputs to valuation techniques measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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
Equity Method Investments
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
Goodwill Impairment
Goodwill is allocated at the date the goodwill is initially recorded. We have one operating segment and reporting unit, and evaluate goodwill for impairment as one singular reporting unit. We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of a triggering event, such as substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. Goodwill impairment testing was performed using the income approach via a discounted cash flow model. The income approach estimates fair value by converting future cash flows to a current amount on the measurement date after taking into consideration marketplace conditions. Assumptions including discount rate and estimated future cash flows had a significant impact to the estimated fair value of the reporting unit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements	Page No.
Report of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC;PCAOB ID #100	63
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; PCAOB ID#243)	64
Consolidated Balance Sheets as of December 31, 2025 and 2024	65
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025 (Successor), the period October 2, 2024 through December 31, 2024 (Successor), and the period January 1, 2024 through October 1, 2024 (Predecessor).	66
Consolidated Statement of Changes in Mezzanine Capital for the period January 1, 2024 through October 1, 2024 (Predecessor).	67
Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2025 (Successor), the period October 2, 2024 through December 31, 2024 (Successor), and the period January 1, 2024 through October 1, 2024 (Predecessor).	70
Consolidated Statements of Cash Flows for the year ended December 31, 2025 (Successor), the period October 2, 2024 through December 31, 2024 (Successor), and the period January 1, 2024 through October 1, 2024 (Predecessor).	72
Notes to Consolidated Financial Statements	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Innventure, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Innventure, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses since inception and, as of December 31, 2025, had both an accumulated deficit and working capital deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provided a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2025.

Orlando, Florida
March 30, 2026
PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Innventure, Inc.
Orlando, FL
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Innventure, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the period from October 2, 2024 through December 31, 2024 (“Successor”), and the consolidated statements of operations and comprehensive income (loss), changes in mezzanine capital, stockholders’ equity, and cash flows for the period January 1, 2024 through October 1, 2024 (“Predecessor”), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the period from October 2, 2024 through December 31, 2024 (Successor), the period from January 1 2024 through October 1, 2024 (“Predecessor”), in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO USA, P.C.
We served as the Company's auditor from 2022 to 2025.
Raleigh, North Carolina
April 14, 2025

Innventure, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Successor
	December 31, 2025	December 31, 2024
Assets
Cash, cash equivalents and restricted cash	$60,449	$11,119
Restricted cash	5,000	—
Accounts receivable	1,094	283
Due from related parties	11,840	4,536
Inventories	1,604	5,178
Prepaid expenses and other current assets	3,167	3,170
Total Current Assets	83,154	24,286
Investments	28,741	28,734
Property, plant and equipment, net	1,941	1,414
Intangible assets, net	160,537	182,153
Goodwill	323,463	667,936
Other assets	1,351	766
Total Assets	$599,187	$905,289
Liabilities and Stockholders' Deficit
Accounts payable	$2,551	$3,248
Accrued employee benefits	11,343	9,273
Accrued expenses	7,386	2,478
Contract liabilities	947	—
Related party notes payable - current	—	14,000
Notes payable - current	12,846	625
Term convertible note, current	7,890	—
Convertible note - related party, current	4,331	—
Patent installment payable - current	700	1,225
Obligation to issue equity	119	4,158
Warrant liability	27,458	34,023
Income taxes payable	23	—
Other current liabilities	682	317
Total Current Liabilities	76,276	69,347
Notes payable, net of current portion	8,327	13,654
Earnout liability	3,890	14,752
Stock-based compensation liability	239	1,160
Patent installment payable, net of current	12,375	12,375
Deferred income taxes	13,848	27,353
Other liabilities	556	355
Total Liabilities	115,511	138,996
Commitments and Contingencies (Note 19)
Stockholders' Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized;
Series B Preferred Stock, $0.0001 par value, 3,000,000 shares designated, 33,144 and 1,102,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	—	—
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares designated, 150,000 shares issued and outstanding as of December 31, 2025 and no shares issued and outstanding as of December 31, 2024.	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 67,743,847 and 44,597,154 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	7	4
Additional paid-in capital	577,070	502,865
Accumulated other comprehensive gain (loss)	(1,260)	909
Accumulated deficit	(371,603)	(78,262)
Total Innventure, Inc., Stockholders’ Equity	204,214	425,516
Non-controlling interest	279,462	340,777
Total Stockholders' Equity	483,676	766,293
Total Liabilities and Stockholder’s Equity	$599,187	$905,289
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Successor	Successor	Predecessor
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
Revenue	$2,056	$456	$764

Operating Expenses
Cost of sales	18,830	3,752	777
General and administrative	66,710	29,652	26,608
Sales and marketing	9,633	2,009	4,178
Research and development	25,025	5,340	5,978
Goodwill impairment	346,557	—	—
Total Operating Expenses	466,755	40,753	37,541

Loss from Operations	(464,699)	(40,297)	(36,777)

Non-operating (Expense) and Income
Interest expense, net	(9,678)	(1,132)	(1,300)
Net gain (loss) from investments	131	—	11,547
Net (loss) gain on investments - due to related parties	—	—	(468)
Change in fair value of financial liabilities	16,146	(20,946)	(478)
Equity method investment (loss) income	(12,592)	(902)	893
Realized gain on conversion of available for sale investment	1,507	—	—
Loss on extinguishment of debt	(16,064)	—	—
Loss on extinguishment of related party debt	(3,538)	—	—
Loss on conversion of promissory notes	—	—	(1,119)
Write-off of loan commitment fee asset	—	(10,041)	—
Miscellaneous other expense	(46)	(57)	(64)
Total Non-operating (Expense) Income	(24,134)	(33,078)	9,011
Loss before Income Taxes	(488,833)	(73,375)	(27,766)
Income tax expense (benefit)	(13,483)	(3,282)	432
Net Loss	(475,350)	(70,093)	(28,198)
Less: net loss attributable to
Non-redeemable non-controlling interest	(182,033)	(8,339)	(11,762)
Net Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	(293,317)	(61,754)	(16,436)

Basic and diluted loss per share	$(5.39)	$(1.41)
Basic and diluted weighted average common shares	54,420,978	43,951,279

Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale debt securities - related party	(662)	909	62
Reclassification of realized gain (loss) on conversion of available for sale investments	(1,507)	—	—
Total other comprehensive gain (loss), net of taxes	(2,169)	909	62

Total comprehensive income (loss), net of taxes	(477,519)	(69,184)	(28,136)
Less: comprehensive loss attributable to
Non-redeemable non-controlling interest	(182,033)	(8,339)	(11,762)
Net Comprehensive Loss Attributable to Innventure, Inc. Stockholders / Innventure LLC Unitholders	$(295,486)	$(60,845)	$(16,374)
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

Innventure, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share amounts)

	Class B Preferred	Class B-1 Preferred	Class A	Class C	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Unitholders' Deficit
December 31, 2023 (Predecessor)	$38,122	$3,323	$1,950	$844	$(64,284)	$—	$1,559	$(18,486)
Net loss	—	—	—	—	(16,436)	—	(11,762)	(28,198)
Other comprehensive loss, net of taxes	—	—	—	—	—	62	—	62
Units issued to non-controlling interest	—	—	—	—	—	—	13,921	13,921
Issuance of units, net of issuance costs	13,561	—	—	—	—	—	—	13,561
Unit-based compensation	—	—	—	137	—	—	919	1,056
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	—	—	—	—	—	8,443	8,443
Accretion of redeemable units to redemption value	—	—	—	—	(11,950)	—	—	(11,950)
October 1, 2024 (Predecessor)	$51,683	$3,323	$1,950	$981	$(92,670)	$62	$13,080	$(21,591)
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share amounts)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity
October 2, 2024 (Successor)	—	$—	—	$—	$11,342	$(15,845)	$—	$—	$(4,503)
Net loss	—	—	—	—		(61,754)	—	(8,339)	(70,093)
Effect of acquisition of Innventure LLC	—	—	43,589,850	4	461,064	—	—	343,030	804,098
Reclassification of warrants from liability to equity	—	—		—	1,265	—	—	—	1,265
Issuance of common shares, net of issuance costs	—	—	160,000	—	2,083	—	—	—	2,083
Issuance of preferred shares, net of issuance costs	1,102,000	—			9,965	—	—	—	9,965
Issuance of common shares from warrant exercises	—	—	259,309	—	2,982	—	—	—	2,982
Other comprehensive gain, net of taxes	—	—	—	—	—	—	909	—	909
Non-controlling interest acquired	—	—	—	—	—	—	—	4,129	4,129
Distributions to Stockholders	—	—	—	—	—	(663)	—	—	(663)
Vesting of contingent at risk sponsor shares	—	—	587,995	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,381	—	—	1,957	16,338
Accrued preferred dividends	—	—	—	—	(217)	—	—	—	(217)
December 31, 2024 (Successor)	1,102,000	$—	44,597,154	$4	$502,865	$(78,262)	$909	$340,777	$766,293

See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share amounts)

	Stockholders’ Equity												Mezzanine Equity
	Series B Preferred Stock			Series C Preferred Stock		Common Stock							Preferred Stock
	Shares		Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity	Shares	Amount
December 31, 2024 (Successor)	1,102,000		$—	—	$—	44,597,154	$4	$502,865	$(78,262)	$909	$340,777	$766,293	—	$—
Net loss	—		—	—	—	—	—	—	(293,317)	—	(182,033)	(475,350)	—	—
Series B Preferred Stock buyback	(5,000)		—	—	—	—	—	(50)	—	—	—	(50)	—	—
Series B Preferred Stock issued for paid-in-kind dividends	21,808		—	—	—	—	—	218	—	—	—	218	—	—
Issuance of common shares, net of issuance costs	—		—	—	—	1,699,228	—	10,122	—	—	—	10,122	—	—
Issuance of common shares for services	—		—	—	—	119,971	—	1,102	—	—	—	1,102	—	—
Conversion of convertible debentures	—		—	—	—	11,003,432	1	46,999	—	—	—	47,000	—	—
RSU settlement, net	—		—	—	—	343,011	—	(479)	—	—	—	(479)	—	—
Vesting of earnout shares	—		—	—	—	2,344,682	1	873	—	—	—	874	—	—
Other comprehensive gain, net of taxes	—		—	—	—	—	—	—	—	(2,169)	—	(2,169)	—	—
Conversion of related party notes	—		—	—	—	—	—	—	—	—	—	—	2,310,848	23,109
Issuance of Series C Preferred Stock, net	—		—	—	—	—	—	—	—	—	—	—	275,000	2,663
Issuance of Series C Preferred Stock for services	—		—	—	—	—	—	—	—	—	—	—	300,000	3,000
Non-controlling interest issued and related transfers	—		—	—	—	—	—	(33,693)	—	—	113,308	79,615	—	—
Distributions to stockholders	—		—	—	—	—	—	—	(24)	—	—	(24)	—	—
Stock-based compensation	—		—	—	—	—	—	20,462	—	—	7,410	27,872	—	—
Accrued preferred dividends	—		—	—	—	—	—	(86)	—	—	—	(86)	—	(34)
Conversion to Common Stock	(1,085,664)		—	—	—	7,636,369	1	27,269	—	—	—	27,270	(2,735,848)	(27,270)
Transfer of Series C Preferred Stock from Mezzanine equity to Stockholders' equity	—		—	150,000	—	—	—	1,468	—	—	—	1,468	(150,000)	(1,468)
December 31, 2025 (Successor)	33,144	—	$—	150,000	$—	67,743,847	$7	$577,070	$(371,603)	$(1,260)	$279,462	$483,676	—	$—

Innventure, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share amounts)

See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Successor		Successor		Predecessor
	Year Ended December 31, 2025		October 2, 2024 through December 31, 2024		January 1, 2024 through October 1, 2024
Cash Flows Used in Operating Activities
Net loss	$(475,350)		$(70,093)		$(28,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,872		16,338		1,056
Interest income on debt securities - related party	(394)		(106)		(110)
Change in fair value of financial liabilities	(16,146)		20,946		478
Net loss on investments - due to related parties	—		—		468
Write-off of loan commitment fee asset	—		10,041		—
Non-cash interest expense on notes payable	6,588		248		351
Net gain on investments	(131)		—		(11,547)
Accrued unpaid interest on note payable	336		69		930
Equity method investment loss (income)	12,592		902		(893)
Realized gain on conversion of available for sale investments	(1,507)		—		—
Loss on extinguishment of debt	16,064		—		—
Loss on extinguishment of related party debt	3,538		—		—
Loss on conversion of promissory notes	—		—		1,119
Deferred income taxes	(13,450)		(3,301)		432
Depreciation and amortization	22,506		5,455		146
Goodwill impairment	346,557		—		—
Other costs, net	195		64		185
Changes in operating assets and liabilities:
Accounts receivable	(811)		(166)		(117)
Prepaid expenses and other current assets	(11,676)		(1,301)		(1,353)
Inventory	3,574		(2,354)		(2,824)
Accounts payable	(1,392)		(11,211)		6,013
Accrued employee benefits	1,727		1,656		3,838
Accrued expenses	(480)		(484)		674
Stock-based compensation liability	(921)		1,160		—
Income taxes payable	23		—		—
Other current liabilities	(358)		(77)		(146)
Contract liabilities	947		—		—
Obligation to issue equity	—		3,000		10,920
Other assets	(61)		—		(20)
Patent installment payable	(525)		—		(250)
Net Cash Used in Operating Activities	(80,683)		(29,214)		(18,848)

Cash Flows (Used in) Provided by Investing Activities
Investment in available-for-sale debt securities - equity method investee	(2,708)		—		—
Investment in debt securities - equity method investee	—		—		(7,400)
Advances to equity method investee	—		(4,240)		(135)
Acquisition of property, plant and equipment	(1,417)		(266)		(736)
Acquisition of intangible assets	—		(30)		—
Acquisition of net assets, net of cash acquired, through business combination	—		16		—
Proceeds from sale of investments	—		—		2,314
Cash withdrawn from trust as a result of business combination	—		11,342		—
Net Cash (Used in) Provided by Investing Activities	(4,125)		6,822		(5,957)

Cash Flows Provided by Financing Activities
Proceeds from issuance of equity, net of issuance costs	12,654		15,383		13,122
Proceeds from the issuance of equity to non-controlling interest, net of issuance costs	71,377		4,169		13,859
Proceeds from the issuance of convertible promissory note	4,350		—		—
Proceeds from the issuance of term convertible notes	14,950		—		—
Proceeds from issuance of debt securities, net of issuance costs	40,500		19,455		—
Payment of debts	(4,617)		(250)		(540)
Distributions to Stockholders	(76)		(663)		—
Proceeds from the issuance of promissory notes to related parties	—		—		12,000
Repayment of promissory note	—		(4,628)		—
Cash Flows Provided by Financing Activities	139,138		33,466		38,441

Net Increase in Cash, Cash Equivalents and Restricted Cash	54,330	—	11,074	—	13,636
Cash, Cash Equivalents and Restricted Cash Beginning of period	11,119		45		2,575
Cash, Cash Equivalents and Restricted Cash End of period	$65,449		$11,119		$16,211

Innventure, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
Supplemental Cash Flow Information
Cash paid for interest	$—	$991	$1,070
Supplemental Disclosure of Noncash Financing Information
Accretion of redeemable units to redemption value	—	—	11,950
Debt discount and embedded derivative upon issuance	—	—	—
Issuance of units to non-controlling interest in exchange of convertible promissory notes	—	—	7,324
Conversion of working capital loans to equity method investees into investments in debt securities - related party	4,375	—	2,600
Transfer of liability warrants to equity warrants in the Business Combination	—	1,265	—
Initial recognition of loan commitment fee	—	16,190
Transfer of loan commitment fee asset	—	6,694	—
Recognition of right of use asset and corresponding lease liability	927	—	—
Extinguishment of debt with Series C Preferred Stock	14,000	—	—
Contribution of Series C Preferred Stock to equity method investee	5,783	—	—
Conversion of AFX available-for-sale term loan into equity method investments	8,757	—	—
Issuance of common stock as repayment of convertible debt	47,000	—	—
Issuance of stock in exchange for services	4,102	250	—
Conversion of preferred stock into common stock	36,910	—	—
Transfer of Series C Preferred Stock from Mezzanine to Stockholders' equity	1,440	—	—
Embedded derivative in association with Convertible Debentures	1,774	—	—
Equity reallocation between non-controlling interest and additional paid-in capital	36,963	—	—
Embedded derivative liability derecognition	3,297	—	—
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
Innventure is an industrial growth conglomerate that founds, funds, and operates companies with a focus on commercializing transformative, sustainable technology solutions acquired or licensed from technology innovators, which are typically Multinational Corporations (‘‘MNCs’’), with the intent to maximize value for investors and other stakeholders through positive cash flow generated through long-term ownership of operating subsidiaries. As owner-operators, our goal is to take what we believe to be breakthrough technologies that have advanced beyond proof of concept from evaluation to scaled commercialization utilizing an approach designed to help mitigate risk in collaboration with the MNCs (our channel partner(s)), as we build disruptive companies that we believe have the potential to achieve a target enterprise value of at least $1 billion. We define ‘‘disruptive’’ as innovations that, in our opinion, have the ability to significantly change the way businesses, industries, markets, and/or consumers operate. Innventure, Inc., is headquartered in Orlando, Florida.
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

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2. Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The Successor consolidated financial statements include the accounts of the Company, its wholly owned and majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. The Predecessor consolidated financial statements include all accounts of Innventure LLC and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
During the year ended December 31, 2025, we identified an error and recorded an immaterial out of period adjustment of $12.4 million to correct an overstatement of Additional paid-in capital, an immaterial out of period adjustment of $4.5 million to correct understatement of Net loss attributable to Innventure, Inc. stockholders and an immaterial out of period adjustment of $16.9 million to correct an understatement of Non-controlling interest. The impact of the adjustments are not material to the consolidated financial statements for any interim or annual periods prior to December 31, 2025 nor the current financial period. The out of period adjustment to Additional paid-in capital is included in Non-controlling interest issued and related transfers within the condensed consolidated statements of changes in mezzanine and stockholders' equity (deficit) and the adjustment related to Net loss attributable to Innventure, Inc. within Comprehensive loss attributable to non-controlling interest on the consolidated statements of operations and comprehensive income (loss).
Going Concern
As of December 31, 2025, the Company had a cash balance of $60.4 million, accumulated deficit of $371.6 million and a working capital deficit of $6.9 million. During the year ended December 31, 2025 the Company incurred a net loss of $475.4 million. Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional capital or debt financing to proceed with its business plans. Additionally, the future value of investments held is unpredictable and subject to market events outside of the Company’s control.
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

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fair Value Measurements
The Company measures the fair value of assets and liabilities on a recurring and nonrecurring basis according to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Impairments of Investments
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
Available-for-Sale Investments
Available-for-sale (“AFS”) debt securities are generally reported at estimated fair value, with unrealized gains and losses recorded in other comprehensive income (loss) on our consolidated statements of operations and comprehensive income (loss). AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on AFS debt securities are recognized as a charge in other loss on our consolidated statements of operations and comprehensive income (loss), and any remaining unrealized losses, net of taxes, are included in other comprehensive income (loss).
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
Cash that is restricted and not available for general operations is considered restricted cash. The Company's restricted cash is related to cash received through the Company's Class B Preferred Stock capital raise and held in escrow prior to finalization of the Class B Preferred Stock investment. As of December 31, 2025, the Company had restricted cash related to the capital raise of $5.0 million and, as of December 31, 2024, had no restricted cash.
Additionally, the Company maintains certain compensating balances that may be withdrawn, but the availability of short-term lines of credit is dependent upon the maintenance of such compensating balances. As of December 31, 2025 and 2024, the Company had compensating balances of $0.1 million.
Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally under the average cost method.
The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand. Any identified excess, slow moving and obsolete inventory is written down to its net realizable value through a charge to cost of sales.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation. The Company depreciates the cost of property, plant and equipment using the straight-line method with depreciable lives of 10 years for Machinery & equipment, 3 years for Computers & office equipment and the lesser of useful life or the remaining lease terms for Leasehold improvements. The Company expenses normal maintenance and repair costs as incurred.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets
The Company assesses its property, plant and equipment and other long lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. In the event such an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is depreciated over the revised useful life. Assets to be disposed of are reported at the lower of the carrying value of estimated fair value less estimated costs to sell.
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
Goodwill is evaluated for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of its reporting unit, the Company would record an impairment loss equal to the difference. The Company operates in one operating segment which the Company considers to be its only reporting unit. There was a $346.6 million impairment of goodwill recognized for the year ended December 31, 2025 and no impairment recognized for the year ended December 31, 2024.
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
The Company accounts for warrants to acquire stock as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. In order to determine the appropriate classification, consideration is given as to whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions. This assessment requires the use of judgment and is conducted at the time of warrant issuance and as of each reconsideration and balance sheet date while the warrants are outstanding.
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

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The Company earns management fees, consulting revenue and carried interest allocations from investment advisory services it provides to its customers. The Company considers the investment advisory services represent a single performance obligation. Management fees, generally 1-2% of capital committed to the Innventus ESG Fund I, L.P. (the “ESG Fund”), are recognized over time using the time-elapsed method, resulting in straight-line revenue recognition over the performance period. Management fees are considered variable consideration but are typically fully recognized at the end of each reporting period as they are not subject to clawback. Carried interest allocations, typically 10-20%, are recognized based on cumulative fund performance and are subject to achieving minimum return levels, usually 8%. These allocations are considered variable consideration and are recognized when a significant reversal is no longer probable.
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
On October 2, 2024, the Business Combination occurred which merged Innventure LLC into Innventure Merger Sub, LLC, a wholly owned subsidiary of the Company. The Company became a publicly traded entity and began being taxed as a corporation. The Company accounts for income taxes pursuant to the asset and liability method of ASC 740, Income Taxes, which requires the recognition of current tax liabilities or receivables for the amount of taxes that are estimated as payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company follows the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in unrecognized tax benefits in the next year.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The Company has made the required disclosures related to this ASU within Note 16. Income taxes.
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
Note 3. Investments

	December 31, 2025	December 31, 2024
	(in thousands)
Equity-method investments	$19,495	$17,547
Investment in debt securities - AFS	9,246	11,187
Total Investments	$28,741	$28,734
Equity-method investments
ESG Fund
The ESG Fund is an investment company that follows a specialized basis of accounting established by GAAP. The Company’s general partnership interest in the ESG Fund is substantially illiquid. While the ESG Fund’s holdings are accounted for at fair value, the equity-method investment in the ESG Fund is adjusted to reflect the fair value of the underlying investments of the ESG Fund as of December 31, 2025 and 2024. The fair value of the underlying investments in the ESG Fund is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
AeroFlexx
The Company determined that AeroFlexx has insufficient equity at risk to fund its operations, as of December 31, 2025 and 2024, and therefore will meet the definition of a VIE. The Company does not have power to direct AeroFlexx's operations. AeroFlexx’s core operations are not closely associated with the Company and it was not created specifically to provide substantially all benefits to Innventure. Therefore, the Company is not considered the primary beneficiary and does not consolidate AeroFlexx as a VIE. The Company accounts for its investments in

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

AeroFlexx under the equity method and held a 37.1% and 34.1% interest in AeroFlexx as of December 31, 2025 and 2024, respectively.
The Company’s carrying amounts and maximum exposure relating to AeroFlexx, were as follows (in thousands):

	December 31, 2025		December 31, 2024
Asset type	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Equity method investment in AeroFlexx	$18,957	$18,957	$16,930	$16,930
Investments in debt securities - AFS	9,246	9,246	11,187	11,187
Due from related party	10,754	10,754	4,472	4,472
Total	$38,957	$38,957	$32,589	$32,589
Summarized financial information:
Balance sheets (in thousands)

	ESG Fund		AeroFlexx
	December 31,		December 31,
	2025	2024	2025	2024
Total Assets	$85,712	$97,445	$15,709	$17,002
Total Liabilities	575	93	29,082	27,861
Total Equity (Deficit)	$85,137	$97,352	$(13,373)	$(10,859)
Statements of operation (in thousands)

	ESG Fund		AeroFlexx
	Years ended December 31,		Years ended December 31,
	2025	2024	2025	2024
Revenue	$—	$202	$85	$38
Gross (Loss) Profit	—	(735)	(95)	(57)
Net Income (Loss)	$(12,263)	$39,437	$(15,824)	$(13,663)
Investment in debt securities - AFS
On July 1, 2024, the Company entered into a loan agreement with AeroFlexx under which the Company will lend up to $10.0 million to AeroFlexx.
The term loans and any unpaid accrued interest are required to be repaid by the maturity date, which is the earlier of (i) December 31, 2026 or (ii) the date of the sale, transfer or other disposition of all AeroFlexx’s assets or AeroFlexx's stock. After any full or partial repayment of the term loans, AeroFlexx may borrow additional funds up to the $10.0 million limit until the maturity date. The loans bear interest at the applicable federal rate published by the Internal Revenue Service and is adjusted on a quarterly basis.
The Company has an option to convert the outstanding principal amount of the term loans and any unpaid accrued interest into shares or units in connection with the next issuance of equity securities by AeroFlexx, at a price equal to 100% of the price per share or unit and on the same terms and conditions as applicable to such issuance.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During 2024, the Company lent AeroFlexx the entire $10.0 million principal balance under this agreement. As of January 1, 2025, AeroFlexx was unable to raise any additional equity financing; therefore, the outstanding principal and unpaid accrued interest with an amount equal to the equity deficit of $7.3 million was automatically converted into Class D preferred units of AeroFlexx (“Class D Units”) at the price of $6.83 per share in accordance with the loan agreement. Upon conversion, a realized gain of $1.5 million was recognized for the year ended December 31, 2025 and is included in non-operating income in the consolidated statements of operations and comprehensive income (loss).
The total principal balance drawn as of December 31, 2025 was $10.0 million. During the year ended December 31, 2025, $4.4 million was reclassified from Due from related parties under the term loan and $2.7 million was drawn down by AeroFlexx under the term loan.
The Company accounted for the loans as an investment in debt securities and classified them as available for sale debt securities. Based on the AFS classification, the Company records this investment at fair value at each reporting date and as such recorded the changes in fair value of these loans (including the adjustment to fair value at inception date) in Other Comprehensive Income ("OCI").
The amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities is represented in the table below (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2025
Investment in Debt Securities - AFS	$10,444	$—	$(1,198)	$9,246

December 31, 2024
Investment in Debt Securities - AFS	$10,278	$909	$—	$11,187
At December 31, 2025 and 2024, there was no allowance for credit loss related to the available for sale securities portfolio. Accrued interest receivable on available for sale debt securities totaled $0.4 million and $0.2 million at December 31, 2025 and 2024, respectively.
The amortized cost and fair value of debt securities, by contractual maturity, as of December 31, 2025 is shown below (in thousands). Expected maturities can differ from contractual maturities.

	Amortized cost	Fair value
Due within one year	$10,444	$9,246
	$10,444	$9,246
As the contractual maturity of the loan is December 31, 2026, it is included in the current line item Investments of the consolidated balance sheets. The decrease of $0.7 million and an increase of $0.9 million in fair value of this investment in debt securities for the years ended December 31, 2025 and 2024, respectively, is included as Unrealized gain (loss) on available for sale debt securities - related party in the consolidated statements of operations and comprehensive income (loss).
Additionally, the Company’s carrying amount and maximum exposure relating to AeroFlexx advances and other receivables were $10.8 million and $4.5 million as of December 31, 2025 and December 31, 2024, included in Due from related parties on the consolidated balance sheets.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4. Fair Value
Fair Value Hierarchy
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in debt security - AFS	$—	$—	$9,246	$9,246

Liabilities:
Earnout liability	$—	$—	$3,890	$3,890
2024 WTI Warrant liability	—	—	13,080	13,080
2025 WTI Warrant liability	—	—	3,230	3,230
Private placement warrant liability	—	11,148	—	11,148

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in debt security - AFS	$—	$—	$11,187	$11,187

Liabilities:
Earnout liability	$—	$—	$14,752	$14,752
2024 WTI Warrant liability	—	—	17,230	17,230
Private placement warrant liability	—	16,793	—	16,793
Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis are as follows (in thousands):

	Forward Contract	Embedded derivative liability - convertible promissory notes	Embedded derivative liability - August 2025 Notes	Investment in debt securities - AFS	Earnout liability	2024 WTI Warrant liability	2025 WTI Warrant liability	Embedded derivative liability (asset) - Convertible Debentures
Balance as of January 1, 2024 (Predecessor)	$—	$1,994	$—	$—	$—	$—	$—	$—
Additions	—	—	—	10,110	—	—	—	—
Settlement	—	(2,472)	—	—	—	—	—	—
Change in fair value	—	478	—	62	—	—	—	—
Balance as of October 1, 2024 (Predecessor)	$—	$—	$—	$10,172	$—	$—	$—	$—

Balance as of October 2, 2024 Successor)	—	—	—	10,172	11,352	—	—	—
Additions	54	—	—	106	—	15,690	—	—
Settlement	(99)	—	—	—	—	—	—	—
Change in fair value	45	—	—	909	3,400	1,540	—	—
Balance as of December 31, 2024 (Successor)	$—	$—	$—	$11,187	$14,752	$17,230	$—	$—

Balance as of January 1, 2025 (Successor)	$—	$—	$—	$11,187	$14,752	$17,230	$—	$—
Additions	—	—	—	7,477	—	—	3,090	1,476
Settlement and derecognitions	—	—	(1,677)	(8,756)	(873)	—	—	(3,297)
Change in fair value	—	—	1,677	(662)	(9,989)	(4,150)	140	1,821
Balance as of December 31, 2025 (Successor)	$—	$—	$—	$9,246	$3,890	$13,080	$3,230	$—
There were no transfers in or out of levels during the Successor period for the year ended December 31, 2025, the Successor period from October 2, 2024 through December 31, 2024, or the Predecessor period from January 1, 2024 through October 1, 2024.
Standby Equity Purchase Agreement
On October 24, 2023, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with Yorkville (as defined below), as further described in Note 13. Stockholders' Equity with applicable terms defined. The SEPA became effective concurrently with the Business Combination. The SEPA includes two components subject to fair value

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

measurement: the Purchased Put Option and Forward Contract. These are considered freestanding financial instruments not indexed to the Company’s stock.
The Purchased Put Option is accounted for as a derivative asset, initially measured at fair value upon Closing and subsequently measured at fair value each reporting period with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). The Purchased Put Option fair value is considered de minimis upon Closing due to the exercise price being at a discount to market prices and remains nominal as of December 31, 2025 and 2024.
The Forward Contract is initially measured at fair value upon any Advance Notice (as defined below) and subsequently remeasured with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). A derivative liability or asset will be recorded when there is an Advance Notice outstanding as of a reporting period. There were no outstanding Advance Notices as of December 31, 2025 and 2024.
Investment in debt securities - AFS
The investment in debt securities is stated at fair value as described in Note 3. Investments. The terms of the securities are such that they are highly likely to convert into Class D Units of AeroFlexx. The fair value of the debt securities is estimated on an as-converted basis using a discounted cash flow model by discounting the contractual debt cash flows at a rate incorporating the credit risk of AeroFlexx as of December 31, 2025 and using a Black-Scholes model as of December 31, 2024 incorporating breakpoints upon which each tranche of AeroFlexx equity participates in distributions.

	December 31, 2025	December 31, 2024
Volatility	n/a	120%
Time to liquidity	n/a	2 years
Discount for lack of marketability	n/a	31.00%
Weighted average cost of capital	n/a	45.00%
Risk-free rate	n/a	4.23%
AeroFlexx yield	17.01%
As further discussed in Note 3. Investments, outstanding principal and accrued interest of $7.3 million for the investment in debt securities - AFS was automatically converted into Class D Units in accordance with the loan agreement. Prior to the conversion, the fair value was estimated using a Black Scholes model. Post conversion, the fair value is estimated using a discounted cash flow model by discounting the contractual debt cash flows at a rate incorporating the credit risk of AeroFlexx.
Earnout Shares
Upon Closing of the Business Combination, Earnout Shares were issued to previous Innventure Members and contingently issued to Sponsors (as defined and further described in Note 10. Earnout Shares). The fair value of the Earnout Shares was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, expected term, and risk-free rate, to determine the probability of achieving common share price and revenue milestones. The shares may vest upon either the achievement of the common share price milestone or revenue or event-based milestones specific to each of three tranches. Specifically, the future stock price of the Company and revenues of Accelsius and AeroFlexx are simulated assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. The Earnout Share payoff is calculated based on the contractual terms, and then discounted at the term-matched risk-free rate. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the Earnout Shares. Discounting conventions of revenue-based milestones are mid-period assuming annual revenue forecasts are earned on average at the mid-period of the forecast period. The value of the Earnout Shares is calculated as the average present value over all future modeled payoffs.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The inputs used in simulating the Company’s stock price include, the term, stock price, volatility, risk-free rate and dividend yield. Prior to the Business Combination, the Company never paid or declared dividends, thus the dividend yield is based on our history and expectation of dividend payouts and is estimated to be 0% as of December 31, 2025 and 2024. The following table summarizes the inputs used in simulating the Company’s stock price for purposes of valuing the Earnout Shares:

	December 31, 2025	December 31, 2024
Term	5.8 years	6.8 years
Stock price	$4.18	$13.85
Volatility	60.00%	56.00%
Risk-free rate	3.77%	4.42%
Revenue risk premium	27.80%	36.10%
Revenue volatility	157.30%	176.00%
The Earnout Shares related to Milestone Three are liability classified, and the Earnout Shares related to Milestone One and Two are equity classified as further described in Note 10. Earnout Shares. The assumptions used in measuring fair value of Milestone Three Earnout Shares are considered Level 3 inputs, which include weighted average cost of capital risk premium, operational leverage ratio, revenue risk premium and revenue volatility.
For further information on the Earnout Shares, refer to Note 10. Earnout Shares.
Warrants
In October 2024, The Company issued freestanding warrants (the “2024 WTI Warrants”) to the WTI Lenders in connection with the WTI Facility (as defined and further described in Note 5. Borrowings and Note 11. Warrants). The fair value measurement of 2024 WTI Warrants is based on unobservable inputs (Level 3 fair value measurement).
The fair value of the 2024 WTI Warrants was determined using a Monte Carlo valuation model in which the future stock price is simulated assuming a GBM in a risk-neutral framework. The model utilizes significant assumptions including stock price, stock price volatility, and credit spread. The credit spread relates to estimated counterparty credit risk of Innventure being able to make payments related to the WTI Lenders’ put right, in which the 2024 WTI Lenders may exchange the WTI Warrants for a total cash payment of $15.0 million after the four-year anniversary of issuance. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve.
In April 2025, the Company issued freestanding warrants (the 2025 “WTI Warrants”) to the WTI Lenders in connection with the WTI Facility (as defined and further described in Note 5. Borrowings and Note 11. Warrants). The fair value measurement of 2025 WTI Warrants is based on unobservable inputs (Level 3 fair value measurement).

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The initial fair value of the 2025 WTI Warrants was determined using a Monte Carlo valuation model in which the future stock price is simulated assuming a GBM in a risk-neutral framework. The model utilizes significant assumptions including stock price, stock price volatility and credit spread. Specifically, the initial valuation as of the April 14, 2025 issuance date considered a stock price of $3.65, stock price volatility of 57.00%, and credit spread of 27.70%. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve. The following table summarizes the inputs used in the GBM for purposes of valuing the WTI Warrants as of each year end:

		December 31, 2025	December 31, 2024
2025 WTI Warrants:
Geometric Brownian Motion	Stock price	$4.18	N/A
	Stock price volatility	60.00%	N/A
	Credit spread	26.00%	N/A
2024 WTI Warrants:
Geometric Brownian Motion	Stock price	$4.18	$13.85
	Stock price volatility	60.00%	56.00%
	Credit spread	26.00%	18.80%
Significant increases or decreases to any of these inputs would result in a significantly higher or lower liability. For further information on the 2024 WTI Warrants (as defined below), and 2025 WTI Warrants, refer to Note 11. Warrants.
Derivative Liabilities
Embedded derivative liabilities contained within the previously issued 8% convertible promissory notes (the “2025 Notes”) were stated at fair value. Fair value was determined utilizing discounted cash flows, using unobservable market data inputs, and an option pricing model based on a probability-weighted expected outcome with respect to a financing or a change of control. The derivatives associated with the 2025 Notes were settled in March 2024 due to conversion of the 2025 Notes in a qualified financing. A summary of the significant unobservable inputs utilized to estimate the fair value at settlement is as follows:

Embedded derivative within 2025 Notes issued August 18, 2022 with a principal balance of $4,000	Settlement
Discount Rate	35%
Probability of Expected Outcomes
Financing	100%
Change in control	—%
Other	—%

Embedded derivative within 2025 Notes issued June 7 & July 3, 2023 with an aggregate principal balance of 2,000
Discount Rate	71% - 87%
Probability of Expected Outcomes
Financing	100%
Change in control	—%
Other	—%

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

		September 30, 2025
Embedded derivative asset - Convertible Debentures:
Binomial Lattice Model	Stock price	$5.79
	Stock price volatility	60.00%
	Debt yield	38.70%
	Debt spread	35.00%
At the time of issuance of the August 2025 Notes (defined below), the related embedded derivative liability had a de minimis fair value. On September 30, 2025, the Company recognized $1,677 for the embedded derivative liability related to the contingent exchange feature. The fair value was determined using a Black-Scholes valuation model, utilizing inputs related to the risk-free rate, volatility, time to liquidity, and the Accelsius Series B-1 issuance price. Specifically, the September 30, 2025 valuation considered a risk-free rate of 3.66%, volatility of 70.00%, time to liquidity of 4.25 years, and an Accelsius Series B-1 unit issuance price of $36.49. The derivative associated with the August 2025 notes were settled in October 2025 due to the conversion of the August 2025 Notes in a qualified financing.
Other
Our financial instruments that are not re-measured at fair value include prepaid expenses and other current assets, due from related parties, other assets, accounts payable, accrued expenses, accrued employee benefits, other current liabilities and other liabilities as the carrying amounts approximate fair value due to the short maturity terms of these instruments.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5. Borrowings

	Maturities	December 31, 2025	Interest Rates	December 31, 2024	Interest Rates
		(in thousands)		(in thousands)
Related Party Notes	2024 - 2025	$—	—	$14,000	8% - 15.99%
Series 1 promissory notes	2025 - 2026	122	15%	725	12% - 15%
Related party convertible notes	2025 - 2026	4,331	3.94% - 15%	—
Convertible debentures	2026	5,572	—% - 5%	—
Term convertible notes	2026	7,890	3.94%	—
WTI Facility	2028	19,441	13.50%	20,000	13.50%
Total Notes Payable		37,356		34,725
Less: unamortized debt discount		(3,962)		(6,446)
Less: current portion of related party notes payable		—		(14,000)
Less: current portion of term convertible note		(7,890)		—
Less: current portion of related party term convertible note		(4,331)		—
Less: current portion of notes payable		(12,846)		(625)
Total Long-term Notes		$8,327		$13,654
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
The Company’s notes payable, excluding debt issuance costs, mature as follows (in thousands):

Amount
2026	$12,846
2027	24,510
Total	$37,356
Series 1 Promissory Notes
In 2018, the Company authorized the issuance and sale of unsecured promissory notes to investors up to $35.0 million (the “Series 1 promissory notes”). From 2018 to 2021, the Company issued promissory notes with a total principal amount of $4.9 million. The notes require monthly interest payments, have an original maturity period of 36-48 months, and bear interest at 9%-12% per annum. The notes contain two term extension options, at the Company’s election, which can extend the notes’ maturity period to 60 months in total. If the Company elects its first term extension option, the note will bear interest at 12% for months 36 through 48. If the Company elects its second term extension option, the notes will bear interest at 15% for months 48 through 60.
Extensions on Series 1 promissory notes were as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal amount of 1st extension promissory notes	$—	$122
Principal amount of 2nd extension promissory notes	$122	$603

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest expense on Series 1 promissory notes was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
Interest attributable to contractual interest	$71	$29	$138
Subsequent to December 31, 2025, in January 2026, the company repaid the outstanding balance of the Series 1 promissory notes.
Related Party Notes
The Company entered into unsecured promissory notes with two related parties, the first on August 20, 2024, for a principal amount of $10.0 million, and the second on August 22, 2024, for a principal amount of $2.0 million. The Company entered into amended and restated agreements to amend the terms of these unsecured promissory notes on October 1, 2024. As per the original agreements, the note with the first party contained a loan fee of $1.0 million which was payable with the repayment of the principal amount of the note and the note with the second party contained interest at the rate of 11.50% per annum.
As per the amended note with the first party, the maturity date was extended to the earlier of (i) January 31, 2025 or (ii) the first business day following the date on which the Company has sufficient capital to be able to repay all amounts outstanding under the note and otherwise meet its expected working capital needs as determined by the Company in its reasonable discretion. The loan fee of $1.0 million, required under the original agreement, became due on or around the amendment date and interest will accrue at the rate of 15.99% per annum until paid. The amendment was accounted for as a troubled debt restructuring as the Company was provided a concession through a decrease in the effective interest rate. However, no gain or loss was recognized as a result.
As per the amended note with the second party, the maturity date was extended to January 31, 2025 and the interest rate was increased to 13.50% per annum. Additionally, $1.0 million of the principal amount became due on or around the amendment date.
Interest expense on the related party notes was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
Total interest expense	$419	$611	$932
In addition to the related party notes above, the Company also had a related party note for $1.0 million through an unsecured promissory note with an additional related party dated May 2, 2024. As per the terms of the executed agreement, the principal amount became due on December 21, 2024 and interest will accrue at the rate of 8.00% per annum. Upon maturity, the Company is required to repay the outstanding principal amount of $1.0 million and a loan fee equal to approximately $0.1 million.
On March 20, 2025, in connection with the issuance of Series C Preferred Stock (as defined below), the Company extinguished the outstanding amount of related party notes. The Company recognized a loss $3.5 million in Loss on extinguishment of related party debt on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

WTI Facility
On October 22, 2024, the Company entered into a term loan with WTI Fund X, Inc. and WTI Fund XI, Inc., (collectively, “WTI Lenders”). The terms of the loan provides for a term loan facility in the aggregate principal amount of up to $50.0 million (the "WTI Facility"). The total aggregate principal was available in three separate tranches subject to the Company meeting certain conditions. The Company received $20.0 million (the “First Tranche”) on November 15, 2024. The First Tranche, principal and interest, shall be repaid over a period of 30 months in equal, monthly installments, commencing after an initial 12-month period of interest-only monthly payments, resulting in a total term of 42 months. The funds under each of the Second Tranche and the Third Tranche are no longer available to the Company.
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
On March 21, 2025, in connection with the issuance of the first tranche of Convertible Debentures (as further described below) to Yorkville, the Company and Innventure LLC entered into a consent (the “Consent”) with WTI Fund X, LLC and WTI Fund XI, LLC (the “WTI Holders”) and the WTI Lenders, modifying the WTI Facility. Specifically, under the Consent, the Company and the WTI Lenders and WTI Holders agreed (i) that from and after the date that the Company receives the initial proceeds from the Convertible Debentures and until such time as such obligations have been paid in full, the Company must maintain at least $5.0 million of cash on deposit; (ii) that effective on the date that the Company receives the initial proceeds from the Convertible Debentures, the 2025 WTI Warrants (as further defined and described in Note 11. Warrants) will become payable to the WTI Lenders and their affiliates; and (iii) to certain additional consent provisions. Such provisions from the Consent became effective on April 14, 2025 when the Company received proceeds from the Convertible Debentures. The modification of the WTI Facility was accounted for as an extinguishment of debt though the WTI Facility remains outstanding, resulting in a loss on extinguishment of $3.5 million recorded on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. The legal requirement to maintain at least $5.0 million of cash on deposit is presented as Restricted cash on the consolidated balance sheets.
In connection with the WTI Facility, the Company issued the 2024 WTI Warrants and the 2025 WTI Warrants (collectively the “WTI Warrants”) to the WTI Lenders (as further defined and described in Note 11. Warrants). The Company accounted for each of the WTI Warrants as detachable warrants at their fair value. The fair value of the WTI Warrants was recorded as a liability and as a discount to the WTI Facility on the consolidated balance sheets. The WTI Warrants are classified as a liability in accordance with ASC 480, as they represent an instrument that is not an outstanding share and may require the issuer to settle the obligation by transferring assets, specifically cash. The Company is amortizing the discount over the term of the WTI Facility using the straight-line method.
Interest expense on the WTI facility was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
Interest attributable to contractual interest	$2,738	$352	$—
Interest attributable to amortization of issuance costs and discounts	2,111	248	—
Total interest expense	$4,849	$600	$—

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Convertible Debentures
On March 25, 2025, the Company entered into a securities purchase agreement (“Existing Purchase Agreement”) with Yorkville related to the issuance and sale of convertible debentures (“Existing Convertible Debentures” collectively with the New Convertible Debentures defined below, the “Convertible Debentures”) with an aggregate principal amount of up to $30.0 million. The Existing Convertible Debentures are convertible into shares of Common Stock and contain certain features that represent embedded derivatives, which are bifurcated and included within Prepaid expenses and other current assets on the consolidated balance sheets. The Company issued the aggregate principal amount of the Existing Convertible Debentures in two tranches tied to separate reporting and filing requirements.
On April 14, 2025, the Company issued the first tranche of the Existing Convertible Debentures with a principal amount of $20.0 million, resulting in cash proceeds to the Company of $18.0 million, representing an original issue discount of 10%. The first tranche was scheduled to be repaid in twelve monthly payments with a 5% payment premium due to the lender with each payment. Also on April 14, 2025, the Company issued two warrants (the “2025 WTI Warrants”) to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and December 31, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035.
On May 15, 2025, the Company issued the second tranche of the Existing Convertible Debentures with a principal amount of $10.0 million, resulting in cash proceeds to the Company of $9.0 million, representing an original issue discount of 10%. The second tranche was scheduled to be repaid in eleven monthly payments with a 5% payment premium due to the lender with each payment. There is no contractual interest associated with amounts outstanding for the Existing Convertible Debentures for the year ended December 31, 2025.
On September 15, 2025, the Company entered into an additional amendment to the Existing Purchase Agreement for the Existing Convertible Debentures (the “September 2025 Amendment”). Pursuant to the September 2025 Amendment, the Company and Yorkville agreed to amend the definition of conversion price so that the fixed price of $10.00 was reduced to $7.00 and a floor price of $1.59 was implemented. Additionally, the monthly payments applicable to the Existing Convertible Debentures were removed and replaced with repayment due upon maturity in connection with the early repayment of the approximately $2.0 million. The payment premium on this payment was waived. However, payments and related payment premiums resume should the Innventure stock price fall below the floor price, the Company issues in excess of 99% of Common Stock under the exchange cap or Yorkville is unable to utilize a registration statement to resell shares of Common Stock.
On September 15, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Yorkville for up to $15.0 million in convertible debentures (“New Convertible Debentures”), issuable in two tranches. The first tranche of $10.0 million was issued with a 10% original issue discount, yielding $9.0 million in net proceeds, and bears 5% annual interest, with repayment due September 15, 2026. The debentures are convertible into Common Stock and contain certain features that represent embedded derivatives which are bifurcated and included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.
On November 12, 2025, the Company issued the second tranche of the New Convertible Debentures for $5.0 million. The debentures were issued with a 10% original issue discount, yielding $4.5 million in net proceeds, bear 5% annual interest, and mature on September 15, 2026.
The September 2025 Amendment and first and second tranche of the New Convertible Debentures were accounted for collectively as a troubled debt restructuring. The Company determined that a concession was provided based on a decrease in the effective interest rate when compared to the original terms of the Existing Convertible Debentures. Under the troubled debt restructuring a loss on extinguishment of debt of $12.6 million was recorded on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2025, the Company issued 997,573 shares of its Common Stock pursuant to the SEPA in payment of $4.9 million of principal and $0.2 million of payment premium for the Convertible Debentures. Also, the Company issued 10,005,859 shares of Common Stock due to the exercise of conversion option by Yorkville for a principal amount of $30.7 million of the Convertible Debentures. For further information on this conversion, see Note 13. Stockholders' Equity. During the year ended December 31, 2025 the Company made cash payments toward the Convertible Debentures totaling $3.4 million of principal and $0.1 million of payment premium.
Subsequent to December 31, 2025, on January 27, 2026, the Company issued 304,377 shares of Common Stock due to the exercise of conversion option by Yorkville for a principal amount of $1.0 million of the Convertible Debentures. Additionally, we made a cash payment of $5.5 million inclusive of principal, interest and fees, satisfying the Convertible Debentures in full.
Interest expense on the Convertible Debentures was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2025	Period from October 2, 2024 through December 31, 2024	Period from January 1 2024 through October 1, 2024
Interest attributable to contractual interest	$231	$—	$—
Interest attributable to amortization of issuance costs	4,279	—	—
Total interest expense	$4,510	$—	$—
Term Convertible Notes
At various dates in June and July of 2025, Accelsius entered into unsecured convertible notes with various other parties (the “Term Convertible Notes”) for a total principal amount of $7.8 million. The Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.
The Term Convertible Notes, which are subordinated to the WTI Facility, are convertible at the option of the lenders, starting January 2, 2026, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.18. For as long as any portion of the WTI Facility remains outstanding, the lenders will not demand payment related to this Term Convertible Notes, unless they convert the debt into equity.
The interest expense on the Term Convertible Notes was $0.2 million for the year ended December 31, 2025.
Related Party Convertible Notes
On June 26, 2025, Accelsius entered into an unsecured Convertible Promissory Note (“CPN”) with a related party lender. The maximum principal amount under the CPN is $3.0 million, issuable in three equal draws, upon the request of Accelsius and subject to the related party’s sole discretion. On June 27, 2025, Accelsius received the first $1.0 million draw and on July 24, 2025 received the second $1.0 million draw. The CPN had a stated interest rate of 15% and Accelsius was required to pay an immaterial loan fee (“Loan Fee”) upon maturity, repayment or conversion of this note. On October 8, 2025, the Company repaid the CPN in full due to its related party, amounting to $2.0 million in principal and $0.1 million in interest and loan fees, for a total of $2.1 million.
The CPN was convertible at the option of the related party lender for all amounts due under the Convertible Note, including the Loan Fee, into either preferred units of Accelsius at a price equal to 80% of the next funding round price if Accelsius raises at least $5.0 million from unaffiliated investors, or into common units of Accelsius, if no such funding round occurs before the maturity date, with unit pricing of common units determined by an independent valuation firm.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In June of 2025, Accelsius also entered into unsecured convertible notes (“Related Party Term Convertible Notes”, together with the CPN, the “Related Party Convertible Notes”) with certain investors deemed to be Related Parties (as defined in the Company’s Related Party Transactions Policy) for a total principal amount of $4.2 million. The Related Party Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.
The Related Party Term Convertible Notes, which are subordinated to the WTI Facility, are convertible at the option of the lenders, starting January 2, 2026, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.18. For as long as any portion of the WTI Facility remains outstanding, the Related Party Term Convertible Notes lenders will not demand payment related to the Related Party Term Convertible Notes, unless they convert the debt into equity.
The interest expense on Related Party Convertible Notes, including the amortization of the loan fee, was $0.2 million for the year ended December 31, 2025.
August 2025 Notes
Between August 12, 2025 and September 19, 2025, Accelsius issued unsecured convertible promissory notes (the “August 2025 Notes”) totaling $9.2 million in principal, with $7.3 million in proceeds received by December 31, 2025. The notes bear interest at 6.5% annually, are repayable upon demand after two years and are subordinate to existing senior debt. Upon the Company’s next preferred equity round raising at least $5.0 million from unaffiliated investors, the notes will automatically convert into preferred units at 80% of the unit price, with accompanying warrants exercisable for 0.5 units at 120% of the unit price. On October 2, 2025, the August 2025 Notes were converted into 251,452 Series B-2 units. For further information on this conversion, see Note 13. Stockholders' Equity.
The August 2025 Notes are subordinate to the WTI Facility, Convertible Debentures, Term Convertible Notes and indebtedness of Accelsius owed to Innventure LLC and for as long as any portion of these senior debts remains outstanding, the lenders will not demand payment related to this August 2025 Notes, unless they convert the debt into equity.
The interest expense on the August 2025 Notes was immaterial for the December 31, 2025.
Convertible Promissory Notes
Accelsius previously issued 8% convertible promissory notes (the “2025 Notes”) that can be converted into equity units at the later of a qualified financing event or upon maturity, which is 36-months. A qualified financing event is one or more transactions that results in gross proceeds of at least $2.0 million. Upon the occurrence of a qualified financing event, the 2025 Notes convert to the series of stock issued in that financing at the lesser of (a) a 20% discount or (b) $200.0 million divided by the number of fully diluted units outstanding immediately prior to the financing. This conversion option is accounted for as a derivative instrument and the fair value of such is discussed in Note 4. Fair Value.
On March 31, 2024, the 2025 Notes with a $6.0 million principal balance and $0.8 million of accrued interest were converted into 693,480 Accelsius Series A units at a conversion price of $9.74 per share. The conversion was pursuant to the occurrence of a qualified financing event. The related embedded derivative liability was extinguished in connection with the conversion, resulting in a loss on conversion of $1.1 million recorded on the consolidated statements of operations and comprehensive income (loss) in the Predecessor period from January 1, 2024 through October 1, 2024.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest expense on the 2025 Notes was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2025	Period from October 2, 2024 through December 31, 2024	Period from January 1, 2024 through October 1, 2024
Interest attributable to contractual interest	$—	$—	$120
Interest attributable to amortization of implied discounts	—	—	231
Total interest expense	$—	$—	$351

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6. Inventories, net

	December 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$667	$2,974
Work in process	148	50
Finished goods	789	2,154
Total inventories	$1,604	$5,178

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7. Property, Plant and Equipment

	Successor
	December 31, 2025	December 31, 2024
	(in thousands)
Leasehold improvements	$960	$548
Machinery & equipment	1,922	664
Computers & office equipment	28	14
Construction in progress	—	266
Property, Plant and Equipment, Gross	2,910	1,492
Less: Accumulated depreciation	(969)	(78)
Property, Plant and Equipment, Net	$1,941	$1,414
Total depreciation expense on property, plant and equipment was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2025	Period from October 2, 2024 through December 31, 2024	Period from January 1 2024 through October 1, 2024
Depreciation Expense	$891	$78	$148

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8. Business Combination
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
Consideration Transferred
The aggregate consideration for the Business Combination (the “Purchase Consideration”) paid to the holders of Innventure LLC’s outstanding equity and profits interests and warrants, other than the Class PCTA Units and the Class I Units (such holders, the “Innventure Members”), consisted of 43,494,999 shares of Common Stock. A portion of this Purchase Consideration to be delivered to Innventure Members consists of a contingent right to receive up to 5,000,000 (the “Company Earnout Shares”) shares of Common Stock. Refer to Note 10. Earnout Shares for more details on the Company Earnout Shares.
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

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The consideration transferred for the Business Combination is summarized as follows (in thousands):

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
(3) The non-controlling interest represents the fair value of equity in Accelsius held by non-controlling parties. The fair value is calculated using a discounted cash flow methodology to determine the Accelsius equity value which is pro rated by the non-controlling ownership percentage (Level 3). Significant inputs used to measure the fair value of the non-controlling interest include the long-term growth rate of 3.0%, normalized tax rate of 27.9%, normalized net working capital of 18.0%, and weighted average cost of capital of 17.6%.

Investing cash flow activity as a result of the Business Combination is summarized as follows (in thousands):

Amount
Cash consideration transferred	$—
Add: Cash and cash equivalents acquired	16
Investing cash flow activity as a result of the Business Combination	$16

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On the Closing Date, Innventure settled certain obligations using cash from the Learn CW trust account that was released at Closing and financing secured through Series B Preferred Stock. The financing secured through Series B Preferred Stock is discussed in Note 13. Stockholders' Equity.

(in thousands)
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

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The purchase consideration was allocated to the following assets and liabilities (in thousands):

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
The assessment of fair value is based on information that was available to management that existed at Closing but not later than one year after Closing.
Goodwill is recognized as the excess of consideration over the net assets acquired of Innventure LLC and represents the value derived by Innventure LLC’s strong market position and assembled workforce. Goodwill arising from the Business Combination is attributable to the Company’s Technology segment and is not deductible for tax purposes.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The fair value of definite-lived intangible assets as of the Closing Date included (in thousands):

Amount
Trade names	$17,800
Customer relationships	4,600
Developed technology	165,100
Total	$187,500
Refer to Note 9. Goodwill and Intangible Assets for additional information.
The Predecessor financial statements for the period from January 1, 2024 to October 1, 2024 include $9.6 million of transaction costs from Innventure LLC. These transaction costs are recorded within General and administrative expenses within the consolidated statements of operations and comprehensive income (loss). Prior to the Closing Date, Learn CW incurred $9.2 million of transaction costs related to the Business Combination, which are not reported in the Predecessor consolidated statements of operations and comprehensive income (loss) since Learn CW is not the Predecessor; these transaction costs are included within Accumulated deficit for the Successor period beginning October 2, 2024. Innventure LLC contributed revenues of $0.5 million and net loss of $18.3 million in the consolidated statements of operations and comprehensive income (loss) for the Successor period from October 2, 2024 through December 31, 2024.
Innventure LLC incurred certain acquiree expenses contingent solely upon the consummation of the Business Combination. Such costs consisted of $5.3 million in transaction costs and $0.2 million of expense related to share-based award accelerated vesting. Such costs are presented “on the line” and are not reflected in either Predecessor or Successor financial statement periods. “On the line” describes those expenses triggered by the consummation of a business combination that are not recognized in the consolidated statements of operations and comprehensive income (loss) as they are not directly attributable to either period but instead were contingent on the Business Combination.
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
The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, transaction expenses, public warrant reclass from liabilities to equity, removal of Learn CW investment income, and accelerated vesting of equity-based compensation. The amounts of revenue for the year ended December 31, 2024 was $1.2 million. The amount of net loss for the year ended December 31, 2024 was $106.0 million.

Note 9. Goodwill and Intangible Assets
Goodwill

(in thousands)
Balance as of December 31, 2024	$667,936
Impairment	(346,557)
Other	2,084
Balance as of December 31, 2025	$323,463

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In addition to annual impairment testing of goodwill, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization and general industry, market and macroeconomic conditions. During the year ended December 31, 2025, the Company recorded $346.6 million in non-deductible, non-cash goodwill impairment charges, within the consolidated statements of operations and comprehensive income (loss) due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market in late February 2025 through April 2025.

The Company’s annual fourth quarter, June 30, 2025 and March 31, 2025 goodwill impairment testing was performed using the income approach via a discounted cash flow model. The income approach estimates fair value by converting future cash flows to a current amount on the measurement date after taking into consideration marketplace conditions. Assumptions including discount rate and estimated future cash flows had a significant impact to the estimated fair value of the reporting unit. These fair values are Level 3 assets in the fair value hierarchy.

In the event there are further adverse changes in the Company’s projected cash flows or further changes in key assumptions, including but not limited to an increase in the discount rate and further decline in the Company’s stock price, the Company may be required to record additional non-cash impairment charges to goodwill. Such non-cash charges could have a material adverse effect on the Company’s consolidated statements of operations and comprehensive income (loss) and consolidated balance sheets in the reporting period of the charge.

Other intangible assets, net

	December 31, 2025				December 31, 2024
Intangible Asset	Weighted-Average Amortization Period Remaining (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Trade names	14.8	$17,800	$(1,390)	$16,410	$17,800	$(277)	$17,523
Customer relationships	1.8	4,600	(1,915)	2,685	4,600	(382)	4,218
Developed technology	8.0	165,100	(23,678)	141,422	165,100	(4,718)	160,382
Other finite-lived intangible assets	1.9	30	(10)	20	30	—	$30
Total intangible assets		$187,530	$(26,993)	$160,537	$187,530	$(5,377)	$182,153
Amortization expense of $21.6 million and $5.4 million was recognized for the years ended December 31, 2025 and for the successor period October, 2 2024 through December 31, 2024, respectively, and is recorded within Cost of sales, General and administrative and Research and development on the consolidated statements of operations and comprehensive income (loss).

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated future amortization expense is as follows (in thousands):

Amortization Expense
2026	$21,616
2027	21,234
2028	20,073
2029	18,853
2030	15,173
Thereafter	63,588
Total	$160,537

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The Earnout Shares will vest upon the following milestone conditions:
•40% of the Earnout Shares will vest upon Accelsius having entered into binding contracts providing for revenue for the Company (as defined in the Business Combination Agreement) within 7 years following the Closing (the “Vesting Period”) in excess of $15.0 million in revenue ("Milestone One");
•40% of the Earnout Shares will vest upon the Company’s formation of a new subsidiary, in partnership with an MNC, as determined using the Innventure LLC's “DownSelect” process, within the Vesting Period ("Milestone Two"); and
•20% of the Earnout Shares will vest upon AeroFlexx having received in excess of $15.0 million in revenue within the Vesting Period ("Milestone Three").
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
The Earnout Shares related to Milestone One and Milestone Two were determined to be classified as equity. At Closing, 4,275,862 equity-classified Earnout Shares were fair valued at $46.4 million, inclusive of 2,137,931 Milestone One shares fair valued at $23.2 million and 2,137,931 Milestone Two shares fair valued at $23.2 million which are presented in Additional paid-in capital on the consolidated balance sheets at December 31, 2024.
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
On January 8, 2025, the Company’s Board of Directors formally recognized the creation of the Refinity subsidiary, thereby meeting the Milestone Two conditions for the Company Earnout Shares. As such, 2,000,000 shares of Common Stock were issued on February 4, 2025 as a result of the satisfaction of the respective milestone.
The Earnout Shares related to Milestone Three are classified as a liability. There were 1,000,000 and 1,068,966 liability-classified Earnout Shares fair valued at $3.9 million and $14.8 million as of December 31, 2025 and 2024, respectively. The Company recognized losses of $10.0 million and $3.4 million in Change in fair value of financial liabilities on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025 and for the successor period October 2, 2024 through December 31, 2024, respectively.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Warrants

	Number of Public Warrants	Number of Private Warrants	Number of 2024 WTI Warrants	Number of 2025 WTI Warrants
Outstanding, October 2, 2024 (Successor)	11,499,997	7,146,000	—	—
Exercised	(259,309)	—	—	—
Issued	—	—	2	—
Outstanding, December 31, 2024	11,240,688	7,146,000	2	—
Exercised	—	—	—	—
Issued	—	—	—	2
Outstanding, December 31, 2025	11,240,688	7,146,000	2	2
Public and Private Placement Warrants
Upon the consummation of the Business Combination, 11,499,997 Learn CW public warrants and 7,146,000 private placement warrants outstanding immediately prior to Closing was assumed by the Company and each converted into a Company warrant ("Warrant"). All references to “Class A ordinary shares” of Learn CW in Learn CW’s prior agreement were amended to shares of Common Stock of the Company. The Warrants will become exercisable on November 1, 2024 and will expire on October 2, 2029 or earlier upon redemption or liquidation. The Warrants are exercisable for $11.50 per share.
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
Public Warrants
The Company determined the public warrants are equity-classified and are presented as permanent equity on the consolidated balance sheets. As such, the public warrants are measured at fair value at Closing using the warrant price at Closing multiplied by the number of public warrants and will not be subsequently re-measured. As of the Closing date the fair value of the equity classified public warrants was $1.3 million and is presented in the consolidated balance sheets. See Note 4. Fair Value for details on valuation. The public warrants expire on October 2, 2029. For the successor period October 2, 2024 through December 31, 2024, 259,309 public warrants were exercised. Each public warrant that was exercised was converted into one share of Common Stock for an exercise price of $11.50, amounting to a total of $3.0 million in cash proceeds.
Private Placement Warrants
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

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The private placement warrants will expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share. As of December 31, 2025 and December 31, 2024, the fair value of the private placement warrants is $11.1 million and $16.8 million, respectively, and is presented as a current liability in the consolidated balance sheets. For the years ended December 31, 2025 and for the successor period October 2, 2024 through December 31, 2024, the Company recognized losses of $5.6 million and $16.0 million, respectively, in Change in fair value of financial liabilities on the consolidated statements of operations and comprehensive income (loss).
WTI Warrants
On October 22, 2024, in connection with the WTI Facility, the Company issued warrants (the "2024 WTI Warrants") to the WTI Lenders. The 2024 WTI Warrants are considered freestanding financial instruments and are recorded at fair value on the consolidated balance sheets as a warrant liability in the amount of $13.1 million and $17.2 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and for the Successor period October 2, 2024 through December 31, 2024, the Company recognized losses of $4.2 million and $1.5 million, respectively, in change in fair value of financial liabilities on the consolidated statements of operations and comprehensive income (loss). The 2024 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.
•If the WTI Lenders choose to exercise the 2024 WTI Warrants for Common Stock, the exercise price is $10.00 per share; however, if the volume-weighted average price (VWAP) of the Company's Common Stock is less than $10.00 per share as of the date which is eighteen months after the Company's Common Stock began trading, then the exercise price shall be reduced to such lower VWAP.
•If the WTI Lenders choose to exercise the 2024 WTI Warrants for Subsequent Round Stock, the exercise price shall be the lowest price per share paid by any person for the Company's equity securities issued in a corresponding subsequent round.
The 2024 WTI Warrants are exercisable at the option of the holders until March 31, 2035, and may be exchanged for a cash amount of $15.0 million (subject to ratable reduction for partial exercises) upon the occurrence of certain liquidity events or at any time from and after October 22, 2028. The holders also have the right to participate in future equity or convertible debt offerings up to an aggregate amount of $5.0 million or to maintain their pro rata ownership, subject to customary exclusions.
The 2024 WTI Warrants are considered freestanding financial instruments and are recorded at fair value on the consolidated balance sheets as a warrant liability. The fair value of the 2024 WTI Warrants upon issuance was $15.7 million.
On April 14, 2025, the Company issued the 2025 WTI Warrants to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and June 30, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035, with additional customary rights and protections. The 2025 WTI Warrants were issued to the WTI Holders in conjunction with the first issuance of the Convertible Debentures. The 2025 WTI Warrants serve as consideration for certain provisions under the Consent. The Company recognized the related warrant liability at fair value at an amount of $3.1 million at the time of issuance. The 2025 WTI Warrants are recorded at fair value on the consolidated balance sheets in the amount of $3.2 million as of December 31, 2025. For the year ended December 31, 2025, the Company recognized a loss of $0.1 million, in the change in fair value of financial liabilities on the consolidated statements of operations and comprehensive income (loss). The 2025 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Mezzanine Capital
Predecessor period
The redemption of Class PCTA Units or Class I Units is not solely in control of the Company and, as such, both classes of units are considered redeemable at the option of the holder. The Class PCTA Units were probable of becoming redeemable and the Class I Units are currently redeemable.
Valuation
Class PCTA Units were valued on a monthly basis to align with the underlying value of the PCT stock. Changes in the redemption value (e.g., fair value) were recognized immediately as they occurred and the carrying value of the instrument was adjusted to equal the redemption value at the end of each reporting period. Class I Units were valued on a quarterly basis based on the underlying fair value of the ESG Fund.
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

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13. Stockholders' Equity
For periods prior to the Closing, the Predecessor had Class B Preferred Units, Class B-1 Preferred Units, Class A Units and Class C Units issued and outstanding. In connection with the Business Combination on October 2, 2024, as described in Note 8. Business Combinations, the Successor acquired all membership interests that were in existence for the Predecessor.
Series B Preferred Stock
The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Of which, 3,000,000 of the shares of preferred stock are designated as Series B Preferred Stock. Immediately following the Business Combination, Innventure issued 1,102,000 of Series B Preferred Stock at a purchase price of $10.00 per share (the “Original Issue Price”) for a total amount of $11.0 million.
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
Series B Preferred Stock will rank senior to the Common Stock, which is junior stock when compared to Series B Preferred Stock. Dividends for Series B Preferred Stock will accrue annually at the rate of 8.0% of the Original Issue Price of $10.00 per share. All dividends are prior to and in preference over any dividend on any junior stock or parity stock and shall be declared and fully paid before any dividends are declared and paid, or any other distributions are made, on any junior stock or parity stock. When dividends are declared by the Company’s board of directors, dividends will be due and payable annually in arrears as payment in kind on the last day of the last quarter in each fiscal year. Holders of Series B Preferred Stock are also eligible to receive dividends and distributions declared on Common Stock, as though their shares were converted into Common Stock, based on the Conversion Rate, using assets legally available for distribution by the Company. The preferred dividends that became due on December 31, 2024, were recorded within Obligation to issue equity on the consolidated balance sheets. As of December 31, 2024, the cumulative dividends on Series B Preferred Stock were $0.2 million.
On March 19, 2025, the Company distributed 21,808 shares of Series B Preferred Stock to represent $0.2 million in cumulative dividends for Series B Preferred Stock, covering the period from the initial issue date, as defined in the certificate of designation of Series B Preferred Stock, to December 31, 2024, as a payment in kind at the specified rate. During the year ended December 31, 2025, certain holders of Series B Preferred Stock exercised their conversion right and converted 1,085,664 shares of Series B Preferred Stock for 2,164,673 shares of Common Stock. Upon conversion, all the converted Series B Preferred Stock shares were canceled and retired.
As a result, the Company had a total of 33,144 shares of Series B Preferred Stock issued and outstanding as of December 31, 2025. As of December 31, 2025, the Company accrued an immaterial amount for the 8% dividend in the Obligation to issue equity on the consolidated balance sheets.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Series C Preferred Stock
As of December 31, 2025, 5,000,000 shares of the authorized preferred stock are designated as Series C Preferred Stock, $0.0001 par value per share (the “Series C Preferred Stock”). On March 24, 2025, Innventure issued 2,885,848 shares of Series C Preferred Stock at the original issue price for a total amount of $28.8 million. The consideration received by the Company was in the form of cash, services rendered and the cancellation of related party debt. During the year ended December 31, 2025, certain holders of Series C Preferred Stock exercised their conversion right and converted 2,735,848 shares of Series C Preferred Stock for 5,471,696 shares of Common Stock. Upon conversion, all the converted Series C Preferred Stock shares were canceled and retired.
The Series C Preferred Stock is subject to similar terms and conditions as the Series B Preferred Stock. The Company had a total of 150,000 shares of Series C Preferred Stock issued and outstanding as of December 31, 2025. As of December 31, 2025, the Company accrued $0.1 million for the 8% dividend in the Obligation to issue equity on the consolidated balance sheets.
Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with YA II PN, LTD., an exempt limited partnership from the Cayman Islands (“Yorkville”). Concurrently with the Business Combination, this agreement became effective.
Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $75.0 million of Common Stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on the Closing and continuing for a term of 3 years (“Purchased Put Option”). As consideration, Innventure agreed and paid, to YA Global II SPV, LLC, a subsidiary of Yorkville, (i) a structuring fee and (ii) a commitment fee both totaling $0.4 million. The commitment fee was expensed in full immediately following the consummation of the Business Combination, according to ASC 815, and recorded within the General and administrative expense line item in the consolidated statements of operations and comprehensive income (loss) for the successor period October 2, 2024 through December 31, 2024.
Each advance that Innventure issues in writing to Yorkville under the SEPA (each, an “Advance,” and notice of such request, and “Advance Notice”) may be in an amount of Common Stock up to the greater of: (i) $10.0 million or (ii) the aggregate daily trading volume of Common Stock for the five trading days prior to Innventure requesting an Advance. The purchase price for the shares of Common Stock set forth in the Advance is determined by multiplying the market price of Common Stock by either (a) 95% of the daily volume weighted average price (“VWAP”) during the applicable one-day pricing period or (b) 97% of the lowest daily VWAP during the applicable three consecutive trading day pricing period. The applicable pricing period depends on the type of Advance Notice selected by the Company under the SEPA. Additionally, the Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. Once the Company draws on the SEPA, the related number of shares issuable constitutes a forward contract to issue common stock (“Forward Contract”).
The SEPA will automatically terminate on the earlier to occur of (i) November 01, 2027 and (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA for Common Stock equal to the commitment amount of $75.0 million.
For the year ended December 31, 2025 and the successor period October 2, 2024 through December 31, 2024, the Company sold 1,071,566 and 135,000 shares of Common Stock under the SEPA, raising $6.1 million and $1.7 million, respectively, which is classified within Issuance of common shares, net of issuance costs in the consolidated statements of changes in stockholders' equity (deficit).
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

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Service Provider Shares
In December 2023, the Company entered into an agreement to receive financial advisory services in exchange for equity. Upon Closing of the Business Combination, the Company became liable for $0.4 million of Common Stock divided by the conversion price of $10.87, resulting in 40,552 shares. In connection with the closing of the WTI Facility mentioned in Note 5. Borrowings, the Company became liable for $0.5 million worth of Common Stock calculated as the volume-weighted average price of the Common Stock over the five consecutive trading days ending on the trading day immediately preceding November 15, 2024, $11.13, for a total of 44,919 shares. On February 3, 2025, the Company has issued the aggregate 85,471 shares of Common Stock for services rendered.
In October 2023, the Company entered into an agreement to receive financial advisory services in exchange for equity. Upon Closing of the Business Combination, the Company is obligated to pay a success fee in cash in an amount of $0.6 million and equity success fee in $3.0 million of Series C Preferred Stock, par value $0.0001 per share, of the Company (the “Series C Preferred Stock”) at $10.00 per share. On March 24, 2025, the Company issued the 300,000 shares of Series C Preferred Stock for services rendered.
Series B Units
On October 2, 2025, Accelsius issued and sold 685,163 Accelsius Series B-1 Units (the “Series B-1 Units”) to Johnson Controls, Inc. (“JCI”) for approximately $25.0 million, before deducting financial advisor fees and other estimated offering expenses. JCI is entitled to appoint and remove a director to the board of directors of Accelsius if JCI and its affiliates maintain a significant ownership percentage. As a result of the sale of Series B-1 Units to JCI, the August 2025 Notes converted into 251,452 Series B-2 units and 125,725 B-2 Warrants were issued.
On December 29, 2025, Accelsius issued and sold 822,195 Series B-1 Units to Legrand DPC, LLC, (“Legrand”), for approximately $30.0 million, before deducting financial advisor fees and other estimated offering expenses.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Additionally, Accelsius issued and sold to JCI an additional 274,065 units of the Series B-1 Units for gross proceeds of approximately $10 million.
The Series B-1 Units are convertible at any time and from time to time into Accelsius’ Class A Common Units by dividing the Series B-1 Unit’s Issue Price (as defined below) by the Conversion Price (as defined below) in effect at the time of conversion. The Issue Price means $36.49 per unit, subject to appropriate adjustment in the event of any unit dividend, unit split, combination or other similar recapitalization with respect to the applicable Series B-1 Units. The “Conversion Price” shall initially equal $36.49 and will be subject to certain adjustments.
Private Placement Issuances
On October 3, 2025, the Company raised approximately $9.8 million through a private placement, issuing 1,625,235 shares of Common Stock at $6.00 per share and Series A warrants to purchase 1,625,235 shares of Common Stock (the “Series A Warrants”). The Series A Warrants, exercisable from April 6, 2026 at $8.00 per share, are redeemable under certain conditions until October 3, 2030.
On January 12, 2026, the Company entered into securities purchase agreements with four institutional investors for the purchase and sale of 11,428,572 shares of common stock for gross proceeds of approximately $40.0 million, before deducting placement agent fees and offering expenses.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The Company recognized compensation costs related to the Capital Incentive Plan as follows:

	Successor	Successor	Predecessor
	Year Ended December 31, 2025	Period from October 2, 2024 through December 31, 2024	Period from January 1 2024 through October 1, 2024
Compensation expense	$—	$—	$137
2024 Equity and Incentive Compensation Plan
On October 2, 2024, the Company entered into the 2024 Equity and Incentive Compensation Plan (the “Plan”), wherein the Company is permitted to grant awards to employees, directors, consultants, and former service providers of the Company. The Plan provides for the granting of awards (“Awards”) including, restricted stock units (“RSUs”), stock options, and stock appreciation rights (“SARs”). The number of shares of Common Stock available under the Plan is initially limited to 11,022,894. The share limit will automatically increase by 3% on the first day of each fiscal year, beginning in 2025, unless a smaller number of shares is determined by the Board of Directors. The Awards vest over the service periods defined in each individual grant agreement. All RSUs will vest at various dates through August 2028. The fair value of the Awards issued to employees is recognized as compensation expense on a straight-line basis over the requisite service period. As of December 31, 2025, 4,629,340 shares remain available under the Plan.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2025	1,905,008	$12.20
Granted	653,118	4.60
Vested	(1,382,725)	11.61
Forfeited	(123,562)	9.36
Unvested at December 31, 2025	1,051,839	$8.68

During the year ended December 31, 2025 and the Successor period from October 2, 2024 through December 31, 2024, the Company recognized compensation costs related to the RSUs of $16.1 million and $1.6 million, respectively, within General and administrative expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, the Company had $8.9 million in stock-based compensation expense remaining to be recognized over approximately 1.58 years.
Stock Options
On February 26, 2025, the Company issued 140,000 stock options to two independent contractors. The stock options were granted with an exercise price of $8.84. Using the Black-Scholes option pricing model, the estimated grant date fair value of stock options was $3.20 per option based on an expected volatility of 56%, an expected option term of approximately 5.9 years, and risk-free rate of return of 4.06%. The stock options have a maximum contractual life of 10 years from the grant date.
On December 9, 2024, stock options were granted with an exercise price of $12.20, which aligns with the Company’s closing share price on December 9, 2024. Using the Black-Scholes option pricing model, the weighted average estimated grant date fair value of stock options was $6.63 per unit based on an expected volatility of 56%, an expected option term of approximately 5.28 - 5.62 years, and risk-free rate of return of 4.0 - 4.1%. The stock options have a maximum contractual life, and a weighted average remaining contractual term, of 10 years from the grant date.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock options activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (per share)
Outstanding on December 31, 2024	913,849	$12.20	$6.63
Granted	152,295	8.84	4.97
Vested	(640,799)	11.75	6.57
Forfeited	(85,755)	12.20	6.69
Outstanding at December 31, 2025	339,590	$11.44	$6.31
Exercisable at December 31, 2025	702,359	12.20	6.63

During the year ended December 31, 2025 and for the Successor period from October 2, 2024 through December 31, 2024, the Company recognized compensation costs related to the stock options of $4.1 million and $0.4 million, respectively, within General and administrative expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, the Company had $2.1 million in compensation expense remaining to be recognized over approximately 1.45 years.
Stock Appreciation Rights
On December 31, 2024 the Company granted 350,000 stock appreciation rights with respect to the equity of Accelsius Holdings LLC. The SARs were awarded to certain Innventure directors, officers, and former service providers of the Company and its affiliates (the “Participants”). The SARs entitle the Participants to shares of Common Stock, or cash, equal to the value of the appreciation in Accelsius’ stock price over the base price of $12.18. Two Participants, who were considered non-employees, were granted 30,000 cash-settled SARs and three Participants were granted 320,000 stock-settled SARs. The cash-settled SARs are considered liability-classified and the stock-settled SARs are considered equity-classified.
Both the cash-settled SARs and stock-settled SARs will be automatically exercised upon the two-year anniversary of the date of grant. The remaining weighted average contractual term is 1 year as of December 31, 2025.
The estimated grant date fair value of the cash-settled SARs and the stock-settled SARs was $1.1 million and $12.4 million, respectively. The SARs were valued using the Black-Scholes option-pricing model based on an expected volatility of 70%, an expected term of approximately two years, and risk-free rate of return of 4%. The SARs are considered fully vested at the date of grant and compensation cost for both SARs was recognized immediately at the date of grant. During the Successor period from October 2, 2024 through December 31, 2024, the Company recorded $13.5 million in compensation expense related to the SARs within General and administrative expense in the consolidated statements of operations and comprehensive income (loss).
These cash-settled SARs are liability classified and are revalued at each reporting period. The SARs were valued as of December 31, 2025 using the Black-Scholes option-pricing model based on an expected volatility of 70%, an expected term of approximately 1.0 year, and risk-free rate of return of 3%. The Company recognized a decrease in compensation expense in the amount of $0.9 million in relation to the change in fair value of the cash-settled SARs for the year ended December 31, 2025.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On June 25, 2025, the SARs agreements were amended. Under these amendments, any payments by the Company to the participants shall be made in the form of shares of Common Stock and the maximum number of shares of Common Stock that may be issued pursuant to the SAR Agreements shall be 4,000,000. There were no new or forfeited grants as of December 31, 2025.
Subsidiary Equity Plans
Accelsius Subsidiary Equity Plan
Accelsius, a subsidiary of the Company, adopted an equity incentive plan on March 24, 2022 (the “Accelsius Subsidiary Equity Plan”). In March 2023, the Accelsius Subsidiary Equity Plan was amended to permit the grant of 4,915,000 Class C units of the subsidiary to the subsidiary’s employees, directors, and consultants, as designated by the Board of Directors. The awards vest over the period defined in each individual grant agreement which is generally accelerated upon a change of control event. Accelsius typically has the option to repurchase all vested units upon an employee’s termination of employment or service.
The summary of Accelsius Subsidiary Equity Plan activity is as follows:

	Successor Period		Predecessor Period
	Year Ended December 31, 2025	Period from October 2, 2024 through December 31, 2024	Period from January 1, 2024 through October 1, 2024
Compensation expense (in thousands)	$7,411	$1,341	$918
Class C units granted	1,048,000	168,500	110,000
Weighted average grant date fair value per share	$20.37	$46.38	$4.41
The Company recognizes compensation costs within General and administrative, Sales and marketing and Research and development expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, the Company had $20.4 million in unit-based compensation expense remaining to be recognized over approximately 1.92 years.
The grant date fair value was estimated using an Option Pricing Model to allocate the total equity value of Accelsius to the Class C Units. The total equity value was estimated using the Discounted Cash Flow method and Management’s projections. The resulting values of Class C Units were then discounted for lack of marketability (20%).
Series A Issuance
On October, 18 2024, Accelsius issued 16,427 equity classified Series A Preferred Units to an employee of the Company which was determined to be stock based payment. The grant date fair value of $0.6 million was recognized as compensation cost during the Successor period from October 2, 2024 through December 31, 2024,(within General and administrative expense in the consolidated statements of operations and comprehensive income (loss)), immediately at the date of grant as there is no requisite service period or vesting period. The fair value of the awards was estimated using a Black-Scholes model with a discount for lack of marketability of 20% applied.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15. Revenues
The Company provides investment management services to the ESG Fund, a related party, through which it earns revenue from management fees. Management fee revenue is affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. The Company did not recognize any carried interest allocation during the year ended December 31, 2025, the Successor period from October 2, 2024 through December 31, 2024, and the Predecessor period from January 1, 2024 through October 1, 2024, as the amounts were probable of significant reversal given the consideration is highly susceptible to factors outside the Company's influence. Cumulative carried interest allocation amounts that are subject to restraint and as such are not yet recognized were $9.6 million and $11.3 million as of December 31, 2025 and 2024, respectively. The Company also provides management services to AeroFlexx, which do not have a carried interest feature.
The following table represents the breakout of revenue by source (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
Product revenue	$1,557	$233	$95
Management fees - related party	499	223	669
Total revenue	$2,056	$456	$764
The following table represents major customer concentration of revenue:

	Successor		Predecessor
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
Customer A - Related Party	19.0%	43.0%	77.0%
Customer B - Related Party	5.3%	5.9%	10.6%
Customer C	31.8%	—%	—%
Customer D	—%	—%	12.4%
Customer E	3.0%	48.9%	—%
Customer F	20.1%	—%	—%
Total Revenue Concentration of Major Customers	79.2%	97.8%	100.0%

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16. Income Taxes
The Company is subject to federal and state income taxes with respect to any income or loss generated as well as the allocable share of any taxable income or loss of Innventure LLC and other partnership subsidiaries. The partnership subsidiaries within the consolidated group generally do not pay income taxes in most jurisdictions. Instead, taxable income or loss of the partnership subsidiaries is passed through to its members, including the Company. The partnership subsidiaries are liable for income taxes in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. Through Innventure LLC, the Company acquired ownership interest in various domestic entities taxed as corporations. Where required or allowed, the corporation subsidiaries file and pay tax in a standalone basis for federal and state income tax purposes. The Company anticipates the US structure to remain in existence for the foreseeable future. In addition, Accelsius Ltd, a UK corporation, began operations in 2025 resulting in income tax return filing requirement for the Company in the UK.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. tax law. OBBBA includes a broad range of tax reform provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act and modifications to the international tax framework. The enactment of OBBBA did not have a material impact on the Company’s results of operations, financial position, or cash flows for the year.
The provision for income before taxes was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
United States	$(488,148)	$(73,375)	$(27,766)
Foreign[1]	(685)	—	—
Total	$(488,833)	$(73,375)	(27,766)
[1]The Company adopted ASU 2023-09 on a prospective basis, and as a result for the year ended December 31, 2025, foreign income is presented on the country of domicile which results in Innventure, Inc’s income before taxes included. For the periods ended December 31, 2024 and October 1,2024, Innventure, Inc’s income was included in the United States based on the country of tax jurisdiction.

The provision for income taxes was as follows:

	Successor	Successor	Predecessor
	Year Ended December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
Current Expense:
State	23	18	—
Total Current Expense	23	18	—

Deferred Expense:
Federal	(13,648)	(3,300)	432
State	142	—	—
Total Deferred Expense	(13,506)	(3,300)	432
Total Expense:	$(13,483)	$(3,282)	$432

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Beginning with the year ended December 31, 2025, the Company has adopted ASU 2023-09 and, as a result, the reconciliation of income tax expense has been updated on a prospective basis. The Company did not pay income taxes net of refunds during the year ended December 31, 2025. As no income taxes were paid, disaggregation by federal, state, or foreign jurisdiction was not applicable for the period presented. The income tax benefit reflected in the Consolidated Statements of Operations differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income tax expense (Benefit)" was as follows:

	Successor
	December 31, 2025
	In thousands (except percentages)
Income taxes at federal statutory rate	(102,655)	21.0%
State taxes, net of federal benefit[2]	(145)	—%
Warrant liability	(1,379)	0.3%
Non-deductible expenses	34	—%
Change in earnout fair value	(2,098)	0.4%
Other permanent differences	7,224	(1.5)%
Change in valuation allowance	11,618	(2.4)%
Goodwill impairment	72,777	(14.9)%
Officer’s compensation	1,141	(0.2)%
Total provision (benefit) for income taxes	$(13,483)	2.7%
[2]Arizona, Florida, New York, Oklahoma, and Virginia represent majority of the tax effect in this category.
For the successor period October 2, 2024 through December 31, 2024 and the predecessor period January 1, 2024 through October 1, 2024, income tax expense reflected in the Consolidated Statements of Operations differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income tax expense (benefit)" was as follows:

	Successor		Predecessor
	October 2, 2024 through December 31, 2024		January 1, 2024 through October 1, 2024
Income taxes at federal statutory rate	(15,405)	21.0%	—	—%
State taxes, net of federal benefit	(1,801)	2.5%	—	—%
Tax on pre-tax earnings of corporate subsidiaries	—	—%	(3,022)	10.9%
Warrant liability	3,685	(5.0)%	—	—%
Non-deductible expenses	6	—%	6	—%
Change in earnout fair value	(714)	1.0%	—	—%
Other permanent differences	(423)	0.6%	—	—%
Change in valuation allowance	11,664	(15.9)%	3,448	(12.4)%
R&D credit	(294)	0.4%	—	—
Total provision (benefit) for income taxes	$(3,282)	4.6%	$432	(1.5)%

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Entities within the consolidated group that are considered a corporation for federal income tax purposes, recognize deferred income tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. Significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Assets:
Deferred lease liabilities	$262	$138
Reserves and other accruals	8,991	4,873
Capitalized R&D expense	3,740	2,562
Fixed assets and intangibles	2,830	3,113
Unrealized Gain/Loss	1,945	—
Loss carry-forwards and other tax attributes	29,753	15,682
Total Deferred Tax Assets	47,521	26,368
Less: Valuation allowance	(23,130)	(11,664)
Net Deferred Tax Assets	$24,391	$14,704

Deferred Tax Liabilities:
Amortization	$(34,213)	$(38,443)
Investment in Partnerships	(3,982)	(3,505)
Right of use assets	(44)	(109)
Total Deferred Tax Liabilities	(38,239)	(42,057)
Net Deferred Tax Liabilities	$(13,848)	$(27,353)
Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including the ability to carryback operating losses to prior periods and the expected future utilization of net operating loss carryforwards, the reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies.
Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on deferred tax assets was $23.1 million as of December 31, 2025 and $11.7 million as of December 31, 2024, resulting in a net change of $11.5 million. The increase in valuation allowance of $11.5 million during the period mainly relates to U.S. federal and state operating loss carryforwards and equity based compensation deferred tax assets that were deemed unrealizable. During this period, Accelsius LLC has recognized $39.6 million deferred tax liability balance in acquired intangible assets during 2024 as a result of the Business Combination transaction that is nontaxable in nature. These deferred tax liabilities are expected to reverse over time, typically as the intangible assets are amortized for financial reporting purposes. The Company and the remaining corporate subsidiaries maintained the valuation allowance as the entities have been in a pre-tax loss position, with insufficient projected taxable income (exclusive of reversing taxable temporary differences) to recognize the benefit of net deferred tax assets as of the end of the year.
As of December 31, 2025, the taxable entity had net operating loss carryforwards for income tax purposes of approximately $127.0 million related to US federal taxes and $0.7 million related to the UK, all of which may be carried forward indefinitely. The Company and certain subsidiaries also have state net operating loss (“NOL”) carryforwards in the amount of $40.6 million. The state NOL carryforwards begin to expire in 2039, however, some state NOL’s are able to be carried forward indefinitely.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, the Company had no material unrecognized income tax benefits or uncertain tax positions. Also, we do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
As of December 31, 2025, tax years 2023 through 2025 remain open and subject to examination by the Internal Revenue Service and the states where the Company has nexus. The company is also subject to examination for the tax year 2025 in the UK due to Accelsius LTD.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17. Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common shares and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of Series B preferred shares, Series C preferred shares and WTI warrants, which are determined to be participating securities, do not have a contractual obligation to fund losses, undistributed net losses are not allocated to them for purposes of the loss per share calculation.
Given the historical structure of the Predecessor, the Company determined that the calculation of earnings per membership unit results in values that are not a valuable metric to users of these consolidated financial statements. Therefore, earnings per share (“EPS”) information is omitted for the Predecessor periods.
Presented in the table below is a reconciliation of the numerator and denominator for the EPS calculations(in thousands except per share amounts):

	December 31, 2025	October 2, 2024 through December 31, 2024
Numerator:
Net loss attributable to Innventure, Inc. shareholders	$(293,317)	$(61,754)
Less: Cumulative earnings to participating securities	120	217
Undistributed loss for participating securities	(293,437)	(61,971)
Less: Undistributed loss attributable to participating securities	—	—
Net Loss attributable to common shareholders, basic and diluted	$(293,437)	$(61,971)

Denominator:
Weighted average number of units outstanding, basic and diluted	54,421	43,951
Net loss per share attributable to common shareholders, basic and diluted	$(5.39)	$(1.41)
Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025	December 31, 2024
Public warrants	11,246,000	11,500,000
Private placement warrants	7,146,000	7,146,000
2024 WTI Warrants	1,000,000	1,000,000
Convertible Debentures	1,750,726	—
2025 WTI Warrants	495,074	—
Series B Preferred Stock	55,067	1,011,869
Series C Preferred Stock	249,214	—
Share options	1,026,404	975,409
RSUs	1,029,435	2,036,476
SARs	4,000,000	320,000

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18. Related Party Transactions
As more fully described in Note 5. Borrowings, the Company has various notes with affiliates, including short-term notes with three separate related parties which were settled on March 20, 2025. In addition, the Company issued a convertible note to the ESG Fund pursuant to the Amended and Restated Series I Convertible Note Purchase Agreement, dated as of June 2, 2023, by and among Accelsius, ESG Fund, and the other parties thereto, which were converted during the Predecessor period January 1, 2024 to October 1, 2024. During the year ended December 31, 2025 (Successor), the Company entered into the Related Party Convertible Notes with various related parties, including other lenders.
Transactions with Directors
As more fully described in Note 12. Stock-based Compensation, the Company issued various equity awards to related parties throughout 2024. On December 9, 2024, the Company issued 1,246,722 RSUs with a grant date fair value of $15.2 million and 590,163 stock options with a grant date fair value of $3.9 million to a cumulative of eight directors. On December 31, 2024, the Company issued 200,000 SARs with a grant date fair value of $7.8 million to four directors and former directors. On March 22, 2024, Accelsius issued 100,000 Class C Units with a grant date fair value of $0.4 million to one director under the Accelsius Subsidiary Equity Plan. Additionally, on June 25, 2025, the Company issued 111,525 RSUs with a grant date fair value of $0.6 million to five directors pursuant to the Innventure Non-Management Director Compensation Plan. On August 25, 2025, the Company issued 338,601 RSUs with a grant date fair value of $1.5 million to two directors, pursuant to the 2024 Plan.
Transactions with the ESG Fund
In the normal course of business, the Company advances certain expenses on behalf of the ESG Fund. Certain expenses paid by the Company, which meet certain criteria, are reimbursed to the Company by the ESG Fund. Amounts paid by the Company and reimbursable by the ESG Fund were $0.1 million for the year ended December 31, 2025 (Successor), $0.1 million for the Successor period from October 2, 2024 through December 31, 2024, and $0.1 million for the Predecessor period from January 1, 2024 through October 1, 2024. There was an immaterial receivable related to those expenses included in Due from related parties in the consolidated balance sheet as of December 31, 2025 and a $0.1 million receivable due from related parties in the consolidated balance sheet as of December 31, 2024.
As more fully described in Note 2. Accounting Policies, the Company earns a 1-2% management fee for administrative, finance and accounting, and other back-office functions from the ESG Fund. Management fees earned from the ESG Fund were $0.4 million for the year ended December 31, 2025 (Successor), $0.2 million for the Successor period from October 2, 2024 through December 31, 2024, and $0.6 million for the Predecessor period from January 1, 2024 through October 1, 2024, which is recorded as Revenue in the consolidated statements of operations and comprehensive income (loss).
In March 2021, the Company entered into a purchase option agreement with the ESG Fund to sell 145,161 shares of PureCycle Technologies, Inc. (“PCT”) common stock with an exercise price of $1. The option period would have expired on July 22, 2024 and the Company measured the derivative liability at fair value. The option was exercised in March 2022 and the shares are subject to the lock-up provisions. The liability due to the ESG Fund was derecognized as a result of the Business Combination.
Transactions with AeroFlexx
As of December 31, 2025 and December 31, 2024, the Company had $10.5 million and $4.4 million, respectively, of advances to AeroFlexx which is included in Due from related parties in the consolidated balance sheets. The advances have no stated interest or maturity date but are expected to be repaid within a year.
On March 24, 2025, the Company issued 578,294 shares of Series C Preferred Stock to settle AeroFlexx’s debt with a related party. The Company considers the stock issuance to be an investment in AeroFlexx of $5.8 million which was recorded in Investments on the consolidated balance sheets.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies
PCT Guaranty
On April 22, 2020, the Company entered into a guaranty with a counterparty to unconditionally guarantee PCT’s obligation to reimburse a $5.0 million prepayment upon PCT’s failure to meet certain performance thresholds. Performance thresholds include the commission and construction of a plant. The guaranty has no expiration. There was no amounts paid by the Company for both the guaranty or for interest. As of December 31, 2025 and December 31, 2024, there was no principal outstanding under the guaranty.
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
Under the terms of the agreements, the Company is required to make fixed installment payments, as disclosed below, for each year of the agreement through December 31, 2040 (in thousands):

Amount
2026	$700
2027	825
2028	825
2029	825
2030	825
Thereafter	9,075
Total	$13,075
License and Royalty Commitments
On December 12, 2024, the Company entered into a license agreement (the “Technology License”) with a third party to obtain exclusive rights to use certain know-how, patents, and data relating to processes for the gasification of plastic waste (the “Technology”). Ownership of the Technology will transfer to the Company for a fee of $0.5 million contingent upon achievement of a commercial milestone.
The Company incurred a nonrefundable upfront fee of $0.5 million under the Technology License, which was immediately expensed as incurred on December 12, 2024 and presented as an expense in the consolidated statements of operations and comprehensive income (loss) for the period ended December 31, 2024. Additionally, the Company committed to pay a semi-annual fee until ownership transfers or the Technology is no longer licensed, which is accrued on a monthly basis. During the year ended December 31, 2025 and 2024, an immaterial amount was recognized within General and administrative expense in the consolidated statements of operations and comprehensive income (loss).
Under the Technology License, the Company is committed to pay annual royalties based on Refinity related gross sales and licensing revenue starting in 2025. As of December 31, 2025, no royalty payments were made or accrued for under the commitment.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Framework Agreement
On January 22, 2025, Refinity entered into the Framework Agreement (“Framework Agreement”) with a third party to obtain research services focusing on the further development and optimization of the Gasification Technology.
Refinity agreed to pay a minimum fee of €2.0 million for the period beginning January 22, 2025 and ending April 30, 2026 (“Year 1”), and €3.0 million for the period beginning May 1, 2026 and ending April 30, 2027 (“Year 2”); provided that, if the third party is unable to provide all of the services contemplated to be provided during Year 1 due to its resource constrains, any unused portion of the minimum fee for Year 1 will be deferred to Year 2 and added to the Year 2 minimum fee. Expenses for services from contracts under the Framework Agreement are recognized as incurred and are applied to the minimum fee. During the year ended December 31, 2025, Refinity incurred €1.7 million of service expenses toward the Year 1 minimum fee. After currency conversion, Refinity incurred $1.9 million toward the Year 1 minimum fee during the year ended December 31, 2025. Additionally, during the year ended December 31, 2025, Refinity made payments of $2.0 million on costs incurred as a part of the Year 1 minimum fee.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

	Successor		Predecessor
	December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
	(in thousands)		(in thousands)
Revenue from external customers	$1,557	$233	$95
Interest income	139	—	7

Cost of sales	$7,831	$3,752	$777
Employee costs	26,377	3,933	8,076
Facilities, equipment & supplies	3,117	121	581
General and administrative	5,578	751	398
Outside services	1,589	390	842
Research and development	13,864	3,224	2,711
Sales and marketing	1,073	193	442
Depreciation expense *	1,181	6	99
Interest expense	855	90	564
Income tax expense (benefit)	(13,571)	(3,637)	432
Goodwill Impairment	346,557	—	—
Other **	2,435	168	1,832
Total Expenses	$396,886	$8,991	$16,754

Net Loss	$(395,190)	$(8,758)	$(16,652)
* Represents depreciation not already included in Cost of sales.
** Other - change in fair value of financial liabilities, loss on conversion of promissory notes, travel and other miscellaneous expenses.

Innventure, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table reconciles the reportable segment to amounts reflected in our consolidated financial statements.

	Successor		Predecessor
	December 31, 2025	October 2, 2024 through December 31, 2024	January 1, 2024 through October 1, 2024
Revenues:
Technology	$1,557	$233	$95
Other	607	250	750
Elimination of management services provided to Technology	(108)	(27)	(81)
Consolidated Revenues	$2,056	$456	$764

Interest Expense:
Technology	$855	$90	$564
Other	9,865	1,240	1,069
Elimination of Intercompany Interest	(486)	—
Consolidated Interest Expense	$10,234	$1,330	$1,633

Interest Income:
Technology	$139	$—	$7
Other	903	198	326
Elimination of Intercompany Interest	(486)	—	—
Consolidated Interest Income	$556	$198	$333

Depreciation and Amortization Expense:
Technology	$22,497	$5,455	$146
Other	9	—
Consolidated Depreciation and Amortization Expense	$22,506	$5,455	$146

Net Loss:
Technology	$(395,190)	$(8,758)	$(16,652)
Other	(80,160)	(61,335)	(11,546)
Consolidated Net Loss	$(475,350)	$(70,093)	$(28,198)

Capital Expenditures:
Technology	$1,417	$266	$736
Other	—	—	—
Consolidated Capital Expenditures	$1,417	$266	$736
All long-lived assets are located entirely in the United States of America (USA). Segment assets are not reviewed by the CODM and therefore are not disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2025. Based on this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including ensuring that such information is communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Remediation of Previously Identified Material Weaknesses

As previously disclosed in Part II, Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified five material weaknesses in the Company’s internal control over financial reporting.

The material weaknesses previously identified were as follows:

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

Because of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2024.

In 2025, management implemented new controls to remediate the five material weaknesses. These measures include:

•Hiring multiple, qualified accounting personnel to review and appropriately present the Company’s complex and significant unusual transactions in accordance with GAAP;

•Designing and implementing formal controls over its information technology processes (including improved internal and external resources), including with respect to user access and authentication;

•Establishing appropriate inventory controls and processes to track the costing and existence of inventory; and

•Hiring multiple personnel and limiting access or reviewing actions pertaining to certain significant accounts so that proper segregation of duties in internal controls over financial reporting is achieved.

During the quarter ended December 31, 2025, we completed the testing and evaluation of the operating effectiveness of the controls and concluded that the previously reported material weaknesses have been remediated as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, and under the supervision of the Chief Executive Officer and the Chief Financial Officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the steps taken to work towards the remediation of the material weaknesses identified above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the Company’s fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our executive officers is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the Proxy Statement in the sections entitled “Corporate Governance” and “Stock Ownership” and is incorporated herein by reference.

The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation.
The information called for by Item 11 will be included in the Proxy Statement in the section entitled “Executive and Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the Proxy Statement and is incorporated herein by reference.

The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by Item 13 will be included in the Proxy Statement in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information called for by Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this Form 10-K:
1. Financial Statements of the Registrant: See “Index to Consolidated Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
2. Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(b) Exhibits:
The exhibits listed in the following index to exhibits are filed or incorporated by reference as part of this Form 10-K.

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

4.1
Description of Innventure, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024).

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
4.7^
Warrant to Acquire Securities of Innventure, Inc., dated October 22, 2024, issued to WTI Fund X, LLC (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

4.8^
Warrant to Acquire Securities of Innventure, Inc., dated October 22, 2024, issued to WTI Fund XI, LLC (incorporated by reference to Exhibit 4.2 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

4.90
Registration and Shareholder Rights Agreement, dated October 12, 2021, by and among Learn CW Investment Corporation, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to Learn CW Investment Corporation’s Current Report on Form 8-K filed with the SEC on October 14, 2021).

4.10
Warrant to Acquire Securities of Innventure, Inc., issued to WTI Fund X, LLC on April 14, 2025 (incorporated by reference to Exhibit 4.2 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on April 14, 2025).

4.11^
Warrant to Acquire Securities of Innventure, Inc., issued to WTI Fund XI, LLC on April 14, 2025 incorporated by reference to Exhibit 4.3 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on April 14, 2025).

4.12	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
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

10.8**
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
10.10**
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

10.12
Warrant Assumption Agreement, dated October 2, 2024, by and among Learn CW Investment Corporation, Innventure, Inc. (f/k/a Learn SPAC HoldCo, Inc.) and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Stock Company, LLC), as warrant agent (incorporated by reference to Exhibit 10.2 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.13
Amended and Restated Registration Rights Agreement, dated October 2, 2024, by and among Innventure, Inc., Learn CW Investment Corporation, CWAM LC Sponsor LLC and the undersigned parties listed thereto (incorporated by reference to Exhibit 10.3 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.14
Amended & Restated Investor Rights Agreement, dated October 2, 2024, by and among Innventure, Inc., and the undersigned parties listed thereto (incorporated by reference to Exhibit 10.4 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.15#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).
10.16*#	Innventure, Inc. 2024 Equity and Incentive Compensation Plan.
10.17#
Second Amended and Restated Innventure, Inc. Non-Management Director Compensation Plan, dated November 14, 2025 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2025)

10.18^
Form of Investment Agreement by and among Innventure, Inc. and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.9 to Innventure Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.19
Loan and Security Agreement, dated October 22, 2024, by and among Innventure LLC, WTI Fund X, Inc. and WTI Fund XI, Inc. (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024).

10.20
Supplement to the Loan and Security Agreement, dated October 22, 2024, by and among Innventure LLC, WTI Fund X, Inc. and WTI Fund XI, Inc. (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated October 23, 2024)

10.21#
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated December 13, 2024).

10.22#
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Directors (incorporated by reference to Exhibit 10.10 to Innventure, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025).

10.23#
Form of Notice of Grant of Nonqualified Stock Option and Nonqualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated December 13, 2024).

10.24#	Form of Notice of Grant of Appreciation Rights (incorporated by reference to Exhibit 10.35 to Innventure, Inc.’s Annual Report on Form 10-K filed with the SEC on April 14, 2025).
10.25#	Form of Notice of Grant of Cash-Settled Appreciation Rights (incorporated by reference to Exhibit 10.36 to Innventure, Inc.’s Annual Report on Form 10-K filed with the SEC on April 14, 2025).

Exhibit Number	Description of Exhibits
10.26
Standby Equity Purchase Agreement, by and between Innventure, Inc. and YA II PN, Ltd., dated October 24, 2023 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).

10.27^	Form of Series C Purchase Agreement for U.S. Investors (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).
10.28^	Form of Series C Purchase Agreement for Ex-U.S. Investors (incorporated by reference to Exhibit 10.3 to Innventure, Inc.’s Current Report on Form 8-K dated March 25, 2025).
10.29	Form of Term Convertible Note (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated July 1, 2025).
10.30#	Form of Amendment to Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to Innventure, Inc.’s Current Report on Form 8-K dated July 1, 2025).
10.31**^
Amended and Restated Technology License and Know-How Agreement, dated June 30, 2025, among Accelsius, LLC, Innventure LLC (solely as specifically set forth therein), Nokia Technologies Oy, Nokia Solutions and Networks Oy, and Nokia of America Corporation(incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated July 2, 2025).

10.32^	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K dated October 6, 2025).
10.33#	Innventure, Inc. 2025 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to Innventure, Inc.’s Annual Report on Form 10-K filed with the SEC on April 14, 2025).
10.34*	Registration Rights Agreement, dated as of October 22, 2024, by and among Innventure, Inc., WTI Fund X, LLC, and WTI Fund XI, LLC.
19.1	Innventure, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Innventure, Inc.’s Annual Report on Form 10-K filed with the SEC on April 14, 2025).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Innventure, Inc.’s Annual Report on Form 10-K filed with the SEC on April 14, 2025).
23.1*	Consent of Withum Smith+Brown, P.C.
23.2*	Consent of BDO USA, P.C.
31.1*	Rule 13a-14(a) Certification by Gregory W. Haskell, Chief Executive Officer, for the fiscal year ended December 31, 2025.
31.2*	Rule 13a-14(a) Certification by David Yablunosky, Chief Financial Officer, for the fiscal year ended December 31, 2025.
32.1***	Section 1350 Certification by Gregory W. Haskell, Chief Executive Officer, for the fiscal year ended December 31, 2025.
32.2***	Section 1350 Certification by David Yablunosky, Chief Financial Officer, for the fiscal year ended December 31, 2025.
97.1*	Innventure, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to Innventure, Inc.’s Annual Report on Form 10-K filed with the SEC on April 14, 2025).

Exhibit Number	Description of Exhibits
101*	The following financial statements from Innventure, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025 (Successor), the period October 2, 2024 through December 31, 2024 (Successor), and the period January 1, 2024 through October 1, 2024 (Predecessor); (iii) Consolidated Statement of Changes in Mezzanine Capital for the period January 1, 2024 through October 1, 2024 (Predecessor); (iv) Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2025 (Successor), the period October 2, 2024 through December 31, 2024 (Successor), and the period January 1, 2024 through October 1, 2024 (Predecessor); (v) Consolidated Statements of Cash Flows for the year ended December 31, 2025 (Successor), the period October 2, 2024 through December 31, 2024 (Successor), and the period January 1, 2024 through October 1, 2024 (Predecessor); and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

INNVENTURE, INC.

	By:	/s/ Gregory W. Haskell
	Name:	Gregory W. Haskell
Date: March 30, 2026	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory W. Haskell	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2026
Gregory W. Haskell

/s/ David Yablunosky	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2026
David Yablunosky
/s/ Michael Otworth	Executive Chairman and Director	March 30, 2026
Michael Otworth
/s/ Suzanne Niemeyer	General Counsel and Director	March 30, 2026
Suzanne Niemeyer

/s/ James O. Donnally	Director	March 30, 2026
James O. Donnally

/s/ Bruce Brown	Director	March 30, 2026
Bruce Brown

/s/ Elizabeth Williams	Director	March 30, 2026
Elizabeth Williams

/s/ Daniel J. Hennessy	Director	March 30, 2026
Daniel J. Hennessy

/s/ Michael Amalfitano	Director	March 30, 2026
Michael Amalfitano