Form 10-Q
period 2026-03-31
Innventure, Inc.
filed 2026-05-14
CIK 2001557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of May 11, 2026, the registrant had 84,044,748 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “Innventure,” the “Company,” “we,” “our” or “us” refer to Innventure, Inc. and its consolidated subsidiaries.
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s business model, the financial condition, results of operations, earnings outlook and the prospects for AeroFlexx, LLC (“AeroFlexx” or “AFX”), Accelsius Holdings LLC (“Accelsius” or “ACC”) and Refinity Olefins, LLC (“Refinity” and, together with AeroFlexx, Accelsius and all future operating subsidiary companies that Innventure may found, fund, and operate going forward, the “Innventure Companies”). Forward-looking statements generally relate to future events or the Company’s future financial or operating performance and may refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. Forward-looking statements are often identified by future or conditional words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “will,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the Company’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the parties) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The risks and uncertainties include, but are not limited to, those factors discussed and identified in the section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) entitled “Risk Factors,” those discussed and identified in other public filings made with the Securities and Exchange Commission (the “SEC”) by the Company and the following:
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
•Innventure’s ability to find future opportunities to license or acquire breakthrough technology solutions from technology solutions providers and to satisfy the requirements imposed by or to avoid disagreements with its current and future technology solutions providers;
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

Part I. Financial Information
Innventure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$55,367	$60,449
Restricted cash	5,000	5,000
Accounts receivable, net	840	1,094
Due from related parties	14,917	11,840
Inventories, net	1,562	1,604
Prepaid expenses and other current assets	4,138	3,167
Total Current Assets	81,824	83,154
Investments	27,474	28,741
Property, plant and equipment, net	2,298	1,941
Intangible assets, net	155,133	160,537
Goodwill	323,463	323,463
Other assets	1,291	1,351
Total Assets	$591,483	$599,187
Liabilities and Stockholders' Equity
Accounts payable	$3,001	$2,551
Accrued employee benefits	4,480	11,343
Accrued expenses	2,929	7,386
Contract liabilities	275	947
Notes payable - current	7,440	12,846
Term convertible note, current	7,956	7,890
Convertible promissory note, current	4,369	4,331
Patent installment payable - current	825	700
Obligation to issue equity	38	119
Warrant liability	27,815	27,458
Income taxes payable	52	23
Other current liabilities	667	682
Total Current Liabilities	59,847	76,276
Notes payable, net of current portion	6,940	8,327
Earnout liability	3,470	3,890
Stock-based compensation liability	242	239
Patent installment payable, net of current portion	11,550	12,375
Deferred income taxes	10,782	13,848
Other liabilities	503	556
Total Liabilities	93,334	115,511
Commitments and Contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized;
Series B Preferred Stock, $0.0001 par value, 3,000,000 shares designated, 35,792 and 33,144 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares designated, 159,270 and 150,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 80,094,894 and 67,743,847 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	617,017	577,070
Accumulated other comprehensive loss	(1,172)	(1,260)
Accumulated deficit	(392,408)	(371,603)
Total Innventure, Inc., Stockholders’ Equity	223,445	204,214
Non-controlling interest	274,704	279,462
Total Stockholders' Equity	498,149	483,676
Total Liabilities and Stockholders' Equity	$591,483	$599,187
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$1,443	$224

Operating Expenses
Cost of sales	5,253	184
General and administrative	12,750	19,676
Sales and marketing	2,897	2,096
Research and development	7,840	6,253
Goodwill impairment	—	233,213
Total Operating Expenses	28,740	261,422

Loss from Operations	(27,297)	(261,198)

Non-operating Income (Expense)
Interest expense, net	(989)	(1,538)
Net gain on investments	69	—
Change in fair value of financial liabilities	63	16,429
Equity method investment loss	(1,516)	(6,756)
Realized gain on conversion of available for sale investment	—	1,507
Loss on extinguishment of debt	(977)	—
Loss on extinguishment of related party debt	—	(3,538)
Miscellaneous other income (expense), net	(175)	21
Total Non-operating Income (Expense)	(3,525)	6,125

Loss before income taxes	(30,822)	(255,073)

Income tax benefit	(3,039)	(1,399)
Net Loss	(27,783)	(253,674)
Less: net loss attributable to
Non-controlling interest	(6,978)	(110,677)
Net Loss Attributable to Stockholders	(20,805)	(142,997)

Basic and diluted loss per share	$(0.27)	$(3.10)
Basic and diluted weighted average common shares	77,829,187	46,252,922

Other comprehensive income (loss), net of taxes:
Unrealized income (loss) on available for sale debt securities - related party	91	(880)
Reclassification of realized gain on conversion of available for sale investments	—	(1,507)
Total other comprehensive income (loss), net of taxes	91	(2,387)

Total comprehensive loss, net of taxes	(27,692)	(256,061)
Less: comprehensive loss attributable to
Non-controlling interest	(6,978)	(110,677)
Net Comprehensive Loss Attributable to Stockholders	$(20,714)	$(145,384)

See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity
December 31, 2025	33,144	$—	150,000	$—	67,743,847	$7	$577,070	$(371,603)	$(1,260)	$279,462	$483,676
Net loss	—	—	—	—	—	—	—	(20,805)	—	(6,978)	(27,783)
Series B Preferred Stock issued for paid-in-kind dividends	2,648	—	—	—	—	—	27	—	—	—	27
Issuance of common shares, net of issuance costs	—	—	—	—	11,495,572	1	37,206	—	—	—	37,207
Issuance of common shares for services	—	—	—	—	5,000	—	(11)	—	—	—	(11)
Conversion of convertible debentures	—	—	—	—	304,377	—	1,090	—	—	—	1,090
RSU settlement, net	—	—	—	—	505,141	—	(1,032)	—	—	—	(1,032)
Other comprehensive gain, net of taxes	—	—	—	—	—	—	—	—	88	—	88
Series C Preferred Stock issued for paid-in-kind dividends	—	—	9,270	—	—	—	93	—	—	—	93
Stock-based compensation	—	—	—	—	40,957	—	2,080	—	—	2,752	4,832
Accrued preferred dividends	—	—	—	—	—	—	(38)	—	—	—	(38)
Non-controlling interest and related transfers	—	—	—	—	—	—	532	—	—	(532)	—
March 31, 2026	35,792	$—	159,270	$—	80,094,894	$8	$617,017	$(392,408)	$(1,172)	$274,704	$498,149
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity (Deficit)
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity											Mezzanine Equity
	Series B Preferred Stock		Series C Preferred Stock		Common Stock							Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity	Shares	Amount
December 31, 2024	1,102,000	$—	—	$—	44,597,154	$4	$502,865	$(78,262)	$909	$340,777	$766,293	—	$—
Net loss	—	—	—	—	—	—	—	(142,997)	—	(110,677)	(253,674)	—	—
Series B Preferred Stock buyback	(5,000)	—	—	—	—	—	(50)	—	—	—	(50)	—	—
Series B Preferred Stock issued for paid-in-kind dividends	21,808	—	—	—	—	—	218	—	—	—	218	—	—
Issuance of common shares, net of issuance costs	—	—	—	—	73,993	—	931	—	—	—	931	—	—
Issuance of common shares for services	—	—	—	—	87,971	—	997	—	—	—	997	—	—
Vesting of earnout shares	—	—	—	—	2,344,682	1	873	—	—	—	874	—	—
Other comprehensive gain, net of taxes	—	—	—	—	—	—	—	—	(2,387)	—	(2,387)	—	—
Conversion of related party notes	—	—	—	—	—	—	—	—	—	—	—	2,310,848	23,108
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	275,000	2,663
Issuance of Series C Preferred Stock for services	—	—	—	—	—	—	—	—	—	—	—	300,000	3,000
Non-controlling interest issued and related transfers	—	—	—	—	—	—	(26,304)	—	—	33,249	6,945	—	—
Distributions to stockholders	—	—	—	—	—	—	—	(26)	—	—	(26)	—	—
Stock-based compensation	—	—	—	—	—	—	4,943	—	—	898	5,841	—	—
Accrued preferred dividends	—	—	—	—	—	—	(217)	—	—	—	(217)	—	—
Transfer of Series C Preferred Stock from Mezzanine equity to Stockholders' equity	—	—	—	—	—	—	—	—	—	—	—	—	(45)
March 31, 2025	1,118,808	$—	—	$—	47,103,800	$5	$484,256	$(221,285)	$(1,478)	$264,247	$525,745	2,885,848	$28,726
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash Flows Used in Operating Activities
Net loss	$(27,783)	$(253,674)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	4,832	5,841
Interest income on debt securities - related party	(91)	(91)
Change in fair value of financial liabilities	(63)	(16,429)
Non-cash interest expense on notes payable	706	510
Net gain on investments	(69)	—
Accrued unpaid interest on note payable	130	—
Equity method investment loss (gain)	1,516	6,756
Realized gain on conversion of available for sale investments	—	(1,507)
Loss on extinguishment of debt	977	—
Loss on extinguishment of related party debt	—	3,538
Deferred income taxes	(3,067)	(1,899)
Loss on disposal of PPE	223	—
Depreciation and amortization	5,671	5,548
Goodwill impairment	—	233,213
Other costs	130	61
Changes in operating assets and liabilities:
Accounts receivable	254	46
Prepaid expenses and other current assets	(4,046)	(122)
Inventory	42	(42)
Accounts payable	451	1,587
Accrued employee benefits	(6,863)	1,943
Accrued expenses	(5,503)	565
Stock-based compensation liability	3	(442)
Income taxes payable	29	500
Other current liabilities	(138)	(73)
Payment of patent installment	(700)	(525)
Contract liabilities	(672)	—
Net Cash Used in Operating Activities	(34,031)	(14,696)
Cash Flows Used in Investing Activities
Investment in available-for-sale debt securities - equity method investee	—	(2,337)
Acquisition of property, plant and equipment	(846)	(917)
Net Cash Used in Investing Activities	(846)	(3,254)
Cash Flows Provided by Financing Activities
Proceeds from issuance of equity, net of issuance costs	37,207	3,675
Proceeds from the issuance of equity to non-controlling interest, net of issuance costs	—	4,907
Payment of debts	(7,412)	(300)
Repurchase of preferred stock	—	(50)
Distributions to stockholders and other	—	(26)
Net Cash Flows Provided by Financing Activities	29,795	8,206
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(5,082)	(9,744)
Cash, Cash Equivalents and Restricted Cash Beginning of period	65,449	11,119
Cash, Cash Equivalents and Restricted Cash End of period	$60,367	$1,375

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Supplemental Cash Flow Information
Cash paid for interest	$699	$1,127
Supplemental Disclosure of Noncash Financing Information
Conversion of working capital loans to equity method investee into investments in debt securities - related party	—	4,375
Unrealized gain on investments in debt Securities - related party through OCI	91	909
Extinguishment of debt with Series C Preferred Stock	—	14,000
Contribution of Series C Preferred Stock to equity method investee	—	5,783
Conversion of AFX available-for-sale term loan into equity method investments	—	8,757
Issuance of common stock as repayment of convertible debt	1,090	—
Issuance of vested RSUs	1,032	—
Issuance of stock in exchange for services	11	4,002
Equity reallocation between non-controlling interest and additional paid-in capital	—	26,304
See accompanying notes to consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business
Unless the context otherwise requires, references herein to "Innventure", "we", "us", "our" and "the Company" refer to the business and operations of Innventure, Inc., and its consolidated subsidiaries.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 2. Accounting Policies
Basis of Presentation
These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's most recent annual audited consolidated financial statements and notes thereto. These condensed consolidated financial statements have been prepared in accordance with the instructions for the Securities and Exchange Commission’s (“SEC’s”) Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to rules and regulations of the SEC, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of results of operations and financial position, have been included.
We use the same accounting policies in preparing quarterly and annual financial statements.
Going Concern
As of March 31, 2026, the Company had a cash balance of $55.4 million, a restricted cash balance of $5.0 million, accumulated deficit of $392.4 million and working capital of $22.0 million. The Company incurred a net loss of $27.8 million for the three months ended March 31, 2026. We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we continue to have an ongoing need to raise significant additional cash from outside sources to sustain our operations and fund our growth plans.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the filing date of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from public or private equity or debt financing, or otherwise generate sufficient revenues from the Innventure Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities, it could result in substantial dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock, $0.0001 par value per share (“Common Stock”).
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
Recently Adopted Accounting Pronouncements

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The Company has made the required disclosures related to this ASU within Note 13. Income Taxes.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which increases the operability of the recognition guidance considering different methods of software development. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. If elected, the amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact ASU 2025-06 will have on its condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which is expected to reduce the cost and complexity of evaluating whether contracts with features are derivatives, better portray the economics of those contracts in the financial statements, reduce diversity from the application of the current guidance and changing business environment, and to clarify Topic 606 applicability to share-based noncash consideration for the transfer of goods or services. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. If elected, the amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact ASU 2025-07 will have on its condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 3. Investments

	March 31, 2026	December 31, 2025
	(in thousands)
Equity-method investments	$17,979	$19,495
Investments in equity, at fair value	69	—
Investment in debt securities - AFS	9,426	9,246
Total Investments	$27,474	$28,741
Equity-method investments
ESG Fund
The Innventus ESG Fund I, L.P. (the “ESG Fund”) is an investment company that follows a specialized basis of accounting established by GAAP. The Company’s general partnership interest in the ESG Fund is substantially illiquid. While the ESG Fund’s holdings are accounted for at fair value, the equity-method investment in the ESG Fund is adjusted to reflect the fair value of the underlying investments of the ESG Fund as of March 31, 2026 and December 31, 2025. The fair value of the underlying investments in the ESG Fund is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
AeroFlexx
The Company held a 37.1% equity method investment interest in AeroFlexx as of March 31, 2026 and December 31, 2025.
Investment in debt securities - Available for Sale (“AFS”)
On July 1, 2024, the Company entered into a loan agreement with AeroFlexx under which the Company will lend up to $10.0 million to AeroFlexx.
The term loans and any unpaid accrued interest are required to be repaid by the maturity date, which is the earlier of (i) December 31, 2026 or (ii) the date of the sale, transfer or other disposition of all AeroFlexx’s assets or AeroFlexx's stock. After any full or partial repayment of the term loans, AeroFlexx may borrow additional funds up to the $10.0 million limit until the maturity date. The loans bear interest at the applicable federal rate published by the Internal Revenue Service, which is adjusted on a quarterly basis.
The Company has an option to convert the outstanding principal amount of the term loans and any unpaid accrued interest into shares or units in connection with the next issuance of equity securities by AeroFlexx, at a price equal to 100% of the price per share or unit and on the same terms and conditions as applicable to such issuance.
The outstanding principal and unpaid accrued interest with an amount equal to the equity deficit of $7.3 million was automatically converted into Class D preferred units of AeroFlexx (“Class D Units”) at the price of $6.83 per share in accordance with the loan agreement. Upon conversion, a realized gain of $1.5 million was recognized for the year ended December 31, 2025 and is included in non-operating income in the condensed consolidated statements of operations and comprehensive income (loss).
The total principal balance drawn as of March 31, 2026 was $10.0 million. During the year ended December 31, 2025, $4.4 million was reclassified from Due from related parties under the term loan and $2.7 million was drawn down by AeroFlexx under the term loan.
The Company accounted for the loans as an investment in debt securities and classified them as available for sale (“AFS”) debt securities. Based on the AFS classification, the Company records this investment at fair value at each

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

reporting date and as such recorded the changes in fair value of these loans (including the adjustment to fair value at inception date) in Other comprehensive income ("OCI").
As the contractual maturity of the loan is December 31, 2026, it is included in the current line item Investments of the condensed consolidated balance sheets. The increase of $0.1 million and decrease of $0.9 million in fair value of this investment in debt securities for the three months ended March 31, 2026 and 2025, respectively, is included as Unrealized loss on available for sale debt securities - related party in the condensed consolidated statements of operations and comprehensive income (loss).
Additionally, the Company’s carrying amount and maximum exposure relating to AeroFlexx advances and other receivables were $13.3 million and $10.8 million as of March 31, 2026 and December 31, 2025, respectively, included in Due from related parties on the condensed consolidated balance sheets.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 4. Fair Value
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	(in thousands)
Investment in debt security - AFS	$—	$—	$9,426	$9,426

Liabilities:
Earnout liability	$—	$—	$3,470	$3,470
2024 WTI Warrant liability	—	—	13,040	13,040
2025 WTI Warrant liability	—	—	3,100	3,100
Private placement warrant liability	—	11,675	—	11,675

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	(in thousands)
Investment in debt security - AFS	$—	$—	$9,246	$9,246

Liabilities:
Earnout liability	$—	$—	$3,890	$3,890
2024 WTI Warrant liability	$—	$—	$13,080	$13,080
2025 WTI Warrant liability	$—	$—	$3,230	$3,230
Private placement warrant liability	$—	$11,148	$—	$11,148
Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis are as follows (in thousands):

	Investment in debt securities - AFS	Earnout liability	2024 WTI Warrant liability	2025 WTI Warrant liability
	(in thousands)
Balance as of January 1, 2025	$11,187	$14,752	$17,230	$—
Additions	6,803	—	—
Settlement	(8,757)	(873)	—	—
Change in fair value	(880)	(6,409)	(3,880)	—
Balance as of March 31, 2025	$8,353	$7,470	$13,350	$—

Balance as of January 1, 2026	$9,246	$3,890	$13,080	$3,230
Additions	89	—	—	—
Change in fair value	91	(420)	(40)	(130)
Balance as of March 31, 2026	$9,426	$3,470	$13,040	$3,100
There were no transfers in or out of levels during the three months ended March 31, 2026 and 2025.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table summarizes the significant unobservable inputs (Level 3):

Principal Valuation Techniques	Unobservable Inputs	March 31, 2026	December 31, 2025
Investment in debt securities - AFS:
Discounted Cash Flows	AeroFlexx yield	20.13%	17.01%
Earnout Shares:
Geometric Brownian Motion	Term	5.5 years	5.8 years
	Stock price	$3.91	$4.18
	Volatility	60.00%	60.00%
	Risk-free rate	3.93%	3.77%
	Revenue risk premium	27.70%	27.80%
	Revenue volatility	161.50%	157.30%
2024 WTI Warrants:
Geometric Brownian Motion	Stock price	$3.91	$4.18
	Stock price volatility	60.00%	60.00%
	Credit spread	30.50%	26.00%
2025 WTI Warrants:
Geometric Brownian Motion	Stock price	$3.91	$4.18
	Stock price volatility	60.00%	60.00%
	Credit spread	30.50%	26.00%
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 5. Borrowings

	Maturities	March 31, 2026	Interest Rates	December 31, 2025	Interest Rates
		(in thousands)
Series 1 Promissory Notes	2025 - 2026	$—	—	$122	15.00%
Related party convertible notes	2025 - 2026	4,369	4.00% - 15%	4,331
Convertible debentures	2026	—	—% - 5%	5,572
Term convertible notes	2026	7,956	4.00%	7,890
WTI Facility	2027	17,705	13.50%	19,441	13.50%
Total Notes Payable		30,030		37,356
Less: unamortized debt discount		(3,325)		(3,962)
Less: current portion of related party convertible notes		(4,369)		(4,331)
Less: current portion of notes payable		(7,440)		(12,846)
Less: current portion of convertible notes		(7,956)		(7,890)
Total Long-term Notes		$6,940		$8,327
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
The Company’s notes payable, excluding debt issuance costs, mature as follows (in thousands):

Amount
2026 (remaining nine months)	$19,765
2027	10,265
Total Debt	$30,030
Series 1 Promissory Notes
In 2018, the Company authorized the issuance and sale of unsecured promissory notes to investors up to $35.0 million (the “Series 1 promissory notes”). From 2018 to 2021, the Company issued promissory notes with a total principal amount of 4.9 million. The notes require monthly interest payments, have an original maturity period of 36-48 months, and bear interest at 9%-12% per annum. The notes contain two term extension options, at the Company’s election, which can extend the notes’ maturity period to 60 months in total. If the Company elects its first term extension option, the note will bear interest at 12% for months 36 through 48. If the Company elects its second term extension option, the notes will bear interest at 15% for months 48 through 60.
Extensions on Series 1 promissory notes were as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount of 2nd extension promissory notes	$—	$122

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Interest expense on Series 1 promissory notes was as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest attributable to contractual interest	$1	$32
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
Borrowings under the WTI Facility will accrue interest at a rate per annum equal to the greater of (i) the “prime rate” of interest, as published by The Wall Street Journal on the date that the WTI Lenders prepare the promissory notes for the borrowings under such tranche, plus 5% and (ii) 13.50% and will amortize, after an interest-only period of 12 months in the case of the First Tranche in equal monthly installments over a period of 30 months. Obligations are secured by a lien on the majority of the assets of Innventure LLC and Innventure, Inc.
On March 21, 2025, in connection with the issuance of the first tranche of Convertible Debentures (as further described below) to Yorkville, the Company and Innventure LLC entered into a consent (the “Consent”) with WTI Fund X, LLC and WTI Fund XI, LLC (the “WTI Holders”) and the WTI Lenders, modifying the WTI Facility. Specifically, under the Consent, the Company and the WTI Lenders and WTI Holders agreed (i) that from and after the date that the Company receives the initial proceeds from the Convertible Debentures and until such time as such obligations have been paid in full, the Company must maintain at least $5.0 million of cash on deposit; (ii) that effective on the date that the Company receives the initial proceeds from the Convertible Debentures, the 2025 WTI Warrants will become issuable to the WTI Lenders; and (iii) to certain additional consent provisions. Such provisions from the Consent became effective on April 14, 2025 when the Company received proceeds from the Convertible Debentures. The modification of the WTI Facility was accounted for as an extinguishment of debt though the WTI Facility remains outstanding, resulting in a loss on extinguishment of $3.5 million recorded on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. The legal requirement to maintain at least $5.0 million of cash on deposit is presented as Restricted cash on the consolidated balance sheets.
In connection with the WTI Facility, the Company issued the 2024 WTI Warrants and the 2025 WTI Warrants (collectively the “WTI Warrants”) to the WTI Lenders (as further defined and described in Note 10. Warrants). The Company accounted for each of the WTI Warrants as detachable warrants at their fair value. The fair value of the WTI Warrants was recorded as a liability and as a discount to the WTI Facility on the consolidated balance sheets. The WTI Warrants are classified as a liability in accordance with ASC 480, as they represent an instrument that is not an outstanding share and may require the issuer to settle the obligation by transferring assets, specifically cash. The Company is amortizing the discount over the term of the WTI Facility using the straight-line method.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Interest expense on this facility was as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest attributable to contractual interest	$637	$675
Interest attributable to amortization of issuance costs and discounts	638	508
Total interest expense	$1,275	$1,183
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
On April 14, 2025, the Company issued the first tranche of the Existing Convertible Debentures with a principal amount of $20.0 million, resulting in cash proceeds to the Company of $18.0 million, representing an original issue discount of 10%. The first tranche was scheduled to be repaid in twelve monthly payments with a 5% payment premium due to the lender with each payment. Also on April 14, 2025, the Company issued two warrants (the “2025 WTI Warrants”) to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and March 31, 2026 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035. For further information on the 2025 WTI Warrants, refer to Note 10. Warrants.
On May 15, 2025, the Company issued the second tranche of the Existing Convertible Debentures with a principal amount of $10.0 million, resulting in cash proceeds to the Company of $9.0 million, representing an original issue discount of 10%. The second tranche was scheduled to be repaid in eleven monthly payments with a 5% payment premium due to the lender with each payment. There is no contractual interest associated with amounts outstanding for the Existing Convertible Debentures for the three months ended March 31, 2026 and 2025.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
On January 27, 2026, the Company issued 304,377 shares of Common Stock due to the exercise of conversion option by Yorkville for a principal amount of $1.1 million of the Convertible Debentures. Additionally, the Company made a cash payment of $5.5 million inclusive of principal, interest and fees, satisfying the Convertible Debentures in full. The repayment of the Convertible Debentures resulted in an aggregate of $1.0 million loss on extinguishment of debt.
Interest expense on the Convertible Debentures was as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest attributable to contractual interest	$94	$—
Interest attributable to amortization of issuance costs	—	—
Total interest expense	$94	$—
Term Convertible Notes
At various dates in June and July of 2025, Accelsius entered into unsecured convertible notes with various other parties (the “Term Convertible Notes”) for a total principal amount of $7.8 million. The Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.
As of January 2, 2026 the Term Convertible Notes, which are subordinated to the WTI Facility, are convertible at the option of the lenders, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.175. For as long as any portion of the WTI Facility remains outstanding, the lenders will not demand payment related to the Term Convertible Notes, unless they convert the debt into equity.
The interest expense on the Term Convertible Notes was $0.1 million for the three months ended March 31, 2026. There was no interest expense on the Term Convertible Notes for the three months ended March 31, 2025.
Related Party Convertible Notes
In June of 2025, Accelsius entered into unsecured convertible notes (“Related Party Term Convertible Notes”) with certain investors deemed to be Related Parties (as defined in the Company’s Related Party Transactions Policy) for a total principal amount of $4.2 million. The Related Party Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.

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
The interest expense on Related Party Convertible Notes, including the amortization of the loan fee, was immaterial for the three months ended March 31, 2026. There was no interest expense on Related Party Convertible Notes for the three months ended March 31, 2025.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 6. Inventories, net

	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials	$1,047	$667
Work in process	241	148
Finished goods	274	789
Total inventories	$1,562	$1,604

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 7. Property, Plant and Equipment

	March 31, 2026	December 31, 2025
	(in thousands)
Leasehold improvements	$981	$960
Machinery & equipment	1,651	1,922
Computers & office equipment	28	28
Construction in progress	825	—
Property, plant and equipment, gross	3,485	2,910
Less: Accumulated depreciation	(1,187)	(969)
Property, plant and equipment, net	$2,298	$1,941
Depreciation expense was $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 8. Goodwill and Intangible Assets
Goodwill
The Company’s Goodwill balance was $323.5 million as of March 31, 2026 and December 31, 2025. In addition to annual impairment testing of goodwill, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization and general industry, market and macroeconomic conditions. Due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market during the prior year, the Company performed interim tests as of March 31, 2025 and June 30, 2025. As a result of the interim testing the Company recorded $233.2 million in non-deductible, non-cash goodwill impairment charges, within the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025. There were no goodwill impairment charges as of the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company recognized accumulated impairment losses on goodwill of $346.6 million.
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

Other intangible assets, net

	March 31, 2026				December 31, 2025
Intangible Asset	Weighted-Average Amortization Period Remaining (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Trade names	14.5	$17,800	$(1,668)	$16,132	$17,800	$(1,390)	$16,410
Customer relationships	1.5	4,600	(2,298)	2,302	4,600	(1,915)	2,685
Developed technology	7.8	165,100	(28,418)	136,682	165,100	(23,678)	141,422
Other finite-lived intangible assets	1.7	30	(13)	17	30	(10)	20
Total intangible assets		$187,530	$(32,397)	$155,133	$187,530	$(26,993)	$160,537
Amortization expense of $5.4 million was recognized for the three months ended March 31, 2026 and 2025 and is recorded within Cost of sales, General and administrative and Research and development on the condensed consolidated statements of operations and comprehensive income (loss).

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Estimated future amortization expense is as follows (in thousands):

Amortization Expense
(in thousands)
2026 (remaining nine months)	$16,212
2027	21,234
2028	20,073
2029	18,853
2030	15,173
Thereafter	63,588
Total	$155,133

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 9. Earnout Shares
As further discussed in our 2025 Annual Report, 5,000,000 “Company Earnout Shares” were contingently issuable and 344,828 “Sponsor Earnout Shares” were issued subject to clawback provisions. The Company Earnout Shares and the Sponsor Earnout Shares are collectively referred to as the “Earnout Shares” and are subject to certain vesting provisions.
On January 7, 2025, a total of 344,828 Sponsor Earnout Shares fully vested and were no longer subject to contingencies as the Company’s public stock price had surpassed $11.50 for twenty consecutive days, thereby fulfilling the vesting provision for the Sponsor Earnout Shares. These vesting conditions were not effective on the Company Earnout Shares until 6 months following the Business Combination (as defined and further described in our 2025 Annual Report).
On January 8, 2025, the Company’s Board of Directors formally recognized the creation of the Refinity subsidiary, thereby meeting the milestone two conditions for the Company Earnout Shares. As such, 2,000,000 shares of Common Stock were issued on February 4, 2025 as a result of the satisfaction of the milestone.
The Earnout Shares related to milestone three are liability classified and were fair valued at $3.5 million and $3.9 million as of March 31, 2026 and December 31, 2025, respectively. The Company recognized a loss of $0.4 million and gain of $6.4 million in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025, respectively.
On April 2, 2026, the Company’s Board of Directors formally recognized Accelsius entering into a binding contract providing for revenue to the Company and certain affiliates in excess of $15.0 million thereby meeting the milestone one condition for the Company Earnout Shares. Accordingly, 2,000,000 shares of Common Stock were issued on April 17, 2026 as result of the satisfaction of the milestone.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 10. Warrants

	Number of Public Warrants	Number of Private Warrants	Number of 2024 WTI Warrants	Number of 2025 WTI Warrants
Outstanding, December 31, 2025	11,240,688	7,146,000	2	2
Exercised	—	—	—	—
Issued	—	—	—	—
Outstanding, March 31, 2026	11,240,688	7,146,000	2	2
Public Warrants
The Company’s equity-classified public warrants expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share.
Private Placement Warrants
The Company’s liability-classified private placement warrants are measured at fair value based on the price of the public warrants (Level 2 fair value measurement). The private placement warrants will expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share. The fair value of the private placement warrants was $11.7 million and $11.1 million as of March 31, 2026 and December 31, 2025, respectively, and is included in the warrant liability in the condensed consolidated balance sheets. The Company recognized a gain of $0.5 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively, in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss).
WTI Warrants
On October 22, 2024, in connection with the WTI Facility, the Company issued warrants (the "2024 WTI Warrants") to the WTI Lenders. The 2024 WTI Warrants are considered freestanding financial instruments. The fair value of the 2024 WTI Warrants was $13.0 million and $13.1 million as of March 31, 2026 and December 31, 2025, respectively, and are recorded as a warrant liability on the condensed consolidated balance sheets. The Company recognized a loss of $0.1 million and gain of $3.9 million for the three months ended March 31, 2026 and 2025, respectively, in change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The 2024 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.
On April 14, 2025, the Company issued the 2025 WTI Warrants to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and June 30, 2025 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035, with additional customary rights and protections. The 2025 WTI Warrants were issued to the WTI Holders in conjunction with the first issuance of the Convertible Debentures. The 2025 WTI Warrants serve as consideration for certain provisions under the Consent. The fair value of the 2025 WTI Warrants was $3.1 million and $3.2 million as of March 31, 2026 and December 31, 2025, respectively, and are recorded as a warrant liability on the condensed consolidated balance sheets. The Company recognized a loss of $0.1 million for the three months ended March 31, 2026 in the change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). There was no gain or loss recorded during the three months ended March 31, 2025. The 2025 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 11. Stockholders' Equity
Series B Preferred Stock
As of March 31, 2026, 3,000,000 shares of the authorized preferred stock are designated as Series B preferred stock, $0.0001 par value per share (“Series B Preferred Stock”).
Series B Preferred Stock is entitled to an 8% annual rate dividend. On January 16, 2026, the Company distributed 2,648 shares of Series B Preferred Stock to represent cumulative dividends for Series B Preferred Stock, covering the year ended December 31, 2025, as a payment in kind at the specified rate. During the three months ended March 31, 2026, the holders of Series B Preferred Stock made no conversions of Series B Preferred Stock.
The Company had a total of 35,792 shares of Series B Preferred Stock issued and outstanding as of March 31, 2026. As of March 31, 2026, the Company accrued an immaterial amount for the 8% dividend in accrued expenses on the condensed consolidated balance sheets.
Series C Preferred Stock
As of March 31, 2026, 5,000,000 shares of the authorized preferred stock are designated as series C preferred stock, $0.0001 par value per share (the “Series C Preferred Stock”).
Series C Preferred Stock is entitled to an 8% annual rate dividend. On January 16, 2026, the Company distributed 9,270 shares of Series C Preferred Stock to represent cumulative dividends for Series C Preferred Stock, covering the year ended December 31, 2025, as payment in kind at the specified rate. During the three months ended March 31, 2026, the holders of Series C Preferred Stock made no conversions of Series C Preferred Stock.
The Series C Preferred Stock is subject to similar terms and conditions as the Series B Preferred Stock. The Company had a total of 159,270 shares of Series C Preferred Stock issued and outstanding as of March 31, 2026. As of March 31, 2026, the Company accrued an immaterial amount for the 8% dividend in accrued expenses on the condensed consolidated balance sheets.
On March 20, 2025, in connection with the issuance of Series C Preferred Stock, the Company extinguished the outstanding amount of related party notes totaling $14.0 million. The Company recognized a loss $3.5 million in Loss on extinguishment of related party debt on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025.
Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $75.0 million of Common Stock at the Company’s request any time during the commitment period commencing on October 2, 2024, and continuing for a term of 3 years. The SEPA will automatically terminate on the earlier to occur of (i) November 01, 2027 and (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA for Common Stock equal to the commitment amount of $75.0 million. The Company’s ability to access the SEPA is subject to certain conditions and limitations described therein.
During the three months ended March 31, 2026 and 2025, the Company sold 67,000 and 54,600 shares of Common Stock under the SEPA, respectively, raising $0.3 million and $0.7 million in cash proceeds, respectively, which is classified within Issuance of common shares, net of issuance costs in the condensed consolidated statements of changes in stockholders' equity (deficit). As of March 31, 2026, the maximum remaining availability under the SEPA is approximately $66.9 million.
Between April 1, 2026 and May 13 2026, the Company sold an additional 1,950,000 shares of Common Stock under the SEPA, raising $11.9 million in cash proceeds.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Registered Issuances
On January 12, 2026, the Company entered into securities purchase agreements with four institutional investors for the purchase and sale of 11,428,572 shares of Common Stock for gross proceeds of approximately $40.0 million, before deducting placement agent fees and offering expenses.

Note 12. Stock-based Compensation
2024 Equity and Incentive Compensation Plan
Restricted Stock Units
The Company recognized compensation costs related to restricted stock units(“RSUs”) of $1.6 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, the Company had $7.3 million in stock-based compensation expense related to RSUs remaining to be recognized over approximately 1.4 years.
Stock Options
The Company recognized compensation costs related to stock options of $0.4 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, the Company had $1.7 million in compensation expense related to stock options remaining to be recognized over approximately 1.2 years.
Stock Appreciation Rights
In 2024, the Company issued 30,000 cash-settled stock appreciation rights (“SARs”) which were recognized at their fair value as of the date of the grant. These SARs entitle participants to cash equal to the value of the appreciation in Accelsius’ stock price over the base price established of $12.175. These cash-settled SARs are liability classified and are revalued at each reporting period. The SARs were valued as of March 31, 2026 using the Black-Scholes option-pricing model based on an expected volatility of 70%, an expected term of approximately 1.0 year, and risk-free rate of return of 3%. The Company recognized an immaterial increase in compensation expense and a $0.4 million decrease in compensation expense for the three months ended March 31, 2026 and 2025, respectively, in relation to the change in fair value of the cash-settled SARs.
Subsidiary Equity Plan
The Company recognized unit-based compensation costs of $2.8 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, the Company had $17.6 million in unit-based compensation expense remaining to be recognized over approximately 1.7 years.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 13. Income Taxes
The Company recognized income tax benefits of $3.0 million and $1.4 million, during the three months ended March 31, 2026 and 2025, respectively.
For interim tax reporting, the Company estimated one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date pre-tax book loss. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. The effective tax rate was a benefit of 9.86% for the three months ended March 31, 2026, driven primarily by an increase in the valuation allowance as a result of pre-tax book loss activity.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others phased in over time. The Company has evaluated the impact of OBBBA on its financial statements and does not expect the legislation to result in a material change to its quarterly effective tax rate.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Presented in the table below is a reconciliation of the numerator and denominator for the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Net loss attributable to Innventure, Inc., shareholders	$(20,805)	$(142,997)
Less: Cumulative earnings to participating securities	38	259
Undistributed loss for participating securities	(20,843)	(143,256)
Less: Undistributed loss attributable to participating securities	—	—
Net loss attributable to common shareholders, basic and diluted	$(20,843)	$(143,256)

Denominator:
Weighted average number of units outstanding, basic and diluted	77,829,187	46,252,922
Net loss per share attributable to common shareholders, basic and diluted	$(0.27)	$(3.10)
Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential Common Stock outstanding would have been anti-dilutive.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table presents the potential Common Stock outstanding that was excluded from the computation of diluted net loss per share of Common Stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Public warrants	11,246,000	11,240,688
Private placement warrants	7,146,000	7,146,000
2024 WTI Warrants	1,000,000	1,000,000
2025 WTI Warrants	495,074	—
Series B Preferred Stock	80,065	895,047
Series C Preferred Stock	356,277	3,733,547
Share options	1,127,704	1,115,409
RSUs	880,158	2,036,476
SARs(1)	4,000,000	4,000,000
(1)As of June 25, 2025 the SARs Agreement was amended to limit payments made in the form of Common Stock to a maximum number of 4,000,000 shares.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 15. Related Party Transactions
Transactions with the ESG Fund
As more fully described in Note 2. Accounting Policies in our 2025 Annual Report, the Company earns a 1%-2% management fee for administrative, finance and accounting, and other back-office functions from the ESG Fund. Management fees earned from the ESG Fund were $0.2 million for the three months ended March 31, 2025 which is recorded as Revenue in the consolidated statements of operations and comprehensive income (loss). There were no management fees earned from the ESG Fund for the three months ended March 31, 2026.
Transactions with AeroFlexx
As of March 31, 2026 and December 31, 2025, the Company had $13.3 million and $10.5 million, respectively, of advances to AeroFlexx which is included in Due from related parties in the consolidated balance sheets. The advances have no stated interest or maturity date but are expected to be repaid within a year.
On March 24, 2025, the Company issued 578,294 shares of Series C Preferred Stock to settle AeroFlexx’s debt with a related party. The Company considers the stock issuance to be an investment in AeroFlexx of $5.8 million which was recorded in Investments on the consolidated balance sheets.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 16. Commitments and Contingencies
PCT Guaranty
On April 22, 2020, the Company entered into a guaranty with a counterparty to unconditionally guarantee PCT’s obligation to reimburse a $5.0 million prepayment upon PCT’s failure to meet certain performance thresholds. Performance thresholds include the commission and construction of a plant. The guaranty has no expiration. There were no amounts paid by the Company for both the guaranty and interest. As of March 31, 2026 and December 31, 2025, there was no principal outstanding under the guaranty.
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
Under the terms of the agreements, the Company is required to make fixed installment payments, as disclosed below, for each year of the agreement through December 31, 2040 (in thousands).

Amount
2026 (remaining nine months)	$619
2027	825
2028	825
2029	825
2030	825
Thereafter	8,456
Total	$12,375
License and Royalty Commitments
On December 12, 2024, the Company entered into a license agreement with a third party to obtain exclusive rights to use certain know-how, patents, and data relating to processes for the gasification of plastic waste (the “Gasification Technology”). Ownership of the Gasification Technology will transfer to the Company for a fee of $0.5 million contingent upon achievement of a commercial milestone, which is not yet probable.
The Company is committed to pay annual royalties based on Refinity-related gross sales and licensing revenue starting in 2025. For the three months ended March 31, 2026 and 2025, no royalty payments were made to the third party.
Framework Agreement
On January 22, 2025, Refinity entered into the Framework Agreement (“Framework Agreement”) with a third party to obtain research services focusing on the further development and optimization of the Gasification Technology.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Refinity agreed to pay a minimum fee of €2.0 million for the period beginning January 22, 2025 and ending April 30, 2026 (“Year 1”), and €3.0 million for the period beginning May 1, 2026 and ending April 30, 2027 (“Year 2”); provided that, if the third party is unable to provide all of the services contemplated to be provided during Year 1 due to its resource constrains, any unused portion of the minimum fee for Year 1 will be deferred to Year 2 and added to the Year 2 minimum fee. Expenses for services from contracts under the Framework Agreement are recognized as incurred and are applied to the minimum fee. Refinity incurred €0.6 million of service expenses toward the Year 1 minimum fee for the three months ended March 31, 2026. There were no incurred services expenses for the three months ended March 31, 2025. After currency conversion, Refinity incurred $0.8 million toward the Year 1 minimum fee during the three months ended March 31, 2026. Additionally, during the three months ended March 31, 2026, Refinity made payments of $0.5 million on costs incurred as a part of the Year 1 minimum fee.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
The following table presents information about the Company’s Technology segment. The information includes the significant expense categories and amounts regularly provided to the CODM for the reportable segment, which may reflect a different presentation than amounts presented elsewhere in the condensed consolidated financial statements. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the Technology segment.

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Revenue	$1,322	$1
Interest income	348	4

Cost of sales	$1,026	$184
Employee costs	8,570	4,287
Facilities, equipment & supplies	1,278	381
General and administrative	644	2,395
Outside services	676	308
Research and development	3,989	4,345
Sales and marketing	588	284
Depreciation expense *	342	145
Interest expense	171	127
Income tax expense (benefit)	(3,152)	(1,459)
Goodwill impairment	—	233,213
Other **	256	104
Total Expenses	$14,388	$244,314

Net Loss	$(12,718)	$(244,309)
* Represents depreciation expense not already included in Cost of sales.
** Other - change in fair value of embedded derivative liability, loss on conversion of promissory note, travel and other miscellaneous expenses.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table reconciles the reportable segment to amounts reflected in our condensed consolidated financial statements.

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:	(in thousands)
Technology	$1,322	$1
Other	264	250
Elimination of management services provided to Technology	(143)	(27)
Consolidated Revenues	$1,443	$224

Interest Expense:
Technology	$171	$127
Other	1,369	1,635
Elimination of Intercompany Interest	(67)	—
Consolidated Interest Expense	$1,473	$1,762

Interest Income:
Technology	$348	4
Other	203	$220
Elimination of Intercompany Interest	(67)	$—
Consolidated Interest Income	$484	$224

Depreciation and Amortization Expense:
Technology	$5,668	$5,548
Other	3	—
Consolidated Depreciation and Amortization Expense	$5,671	$5,548

Net Loss:
Technology	$(12,718)	$(244,309)
Other	(15,065)	(9,365)
Consolidated Net Loss	$(27,783)	$(253,674)

Capital Expenditures:
Technology	$846	$917
Consolidated Capital Expenditures	$846	$917
All long-lived assets are located entirely in the United States. Segment assets are not reviewed by the CODM and therefore are not disclosed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this section to “we”, “us” and “our” refer to the business and operations of Innventure, Inc. and its consolidated subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 included in Item 1 of this Form 10-Q and our predecessor’s, as applicable, audited consolidated financial statements and related notes as of and for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”). This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below in this section and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward–Looking Statements” included elsewhere in this Form 10-Q and in the Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Innventure is an industrial growth conglomerate that founds, funds, and operates companies with a focus on commercializing transformative, sustainable technology solutions acquired or licensed from technology innovators, which are typically multinational corporations (“MNCs”) with the intent to maximize values for investors and other stakeholders through positive cash flow generated through holding long term positions in AeroFlexx, LLC (“AeroFlexx” or “AFX”), Accelsius Holdings LLC (“Accelsius” or “ACC”) and Refinity Olefins, LLC (“Refinity” and, together with AeroFlexx, Accelsius, and those subsidiary companies that Innventure may found, fund, and operate going forward, the “Innventure Companies”). Refer to Item 1. “Business” of the Form 10-K for a detailed discussion of our business activities.
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

Results of Operations for the three months ended March 31, 2026 and 2025
Comparison of the three months ended March 31, 2026 and 2025:

	three months ended March 31, 2026	three months ended March 31, 2025	Change
	(in thousands)
Revenue	$1,443	$224	$1,219	*

Operating Expenses
Cost of sales	5,253	184	5,069	*
General and administrative	12,750	19,676	(6,926)	(35.2)%
Goodwill impairment	—	233,213	(233,213)	*
Sales and marketing	2,897	2,096	801	38.2%
Research and development	7,840	6,253	1,587	25.4%
Total Operating Expenses	28,740	261,422	(232,682)	(89.0)%

Loss from Operations	(27,297)	(261,198)	233,901	(89.5)%

Non-operating (Expense) and Income
Interest expense, net	(989)	(1,538)	549	(35.7)%
Net gain on investments	69	—	69	—%
Change in fair value of financial liabilities	63	16,429	(16,366)	*
Equity method investment (loss) income	(1,516)	(6,756)	5,240	(77.6)%
Realized gain on conversion of available for sale investment	—	1,507	(1,507)	*
Loss on extinguishment of debt	(977)	—	(977)	*
Loss on extinguishment of related party debt	—	(3,538)	3,538	(100.0)%
Miscellaneous other expense	(175)	21	(196)	*
Total Non-operating (Expense) Income	(3,525)	6,125	(9,650)	(157.6)%

Income tax benefit	(3,039)	(1,399)	(1,640)	117.2%

Net (Loss) Income	(27,783)	(253,674)	225,891	(89.0)%
Less: net loss attributable to
Non-controlling interest	(6,978)	(110,677)	103,699	(93.7)%

Net Income Attributable to Innventure, Inc. stockholders	(20,805)	(142,997)	122,192	(85.5)%
*not meaningful
Revenue
Revenue was $1.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $1.2 million. The increase was driven by an increase of product sales and service revenue in the Technology segment.
Cost of sales
Cost of sales was $5.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $5.1 million. The increase relates to the generation of revenue in the Technology segment resulting in an increase in costs related to supplies and materials, amortization of intangible assets, and employee costs.
General and administrative
General and administrative expense was $12.8 million and $19.7 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $6.9 million or 35.2%. The decrease in expenditures was due to a decrease in stock-based compensation costs and a decrease in professional and legal fees.

Goodwill impairment
Goodwill impairment expense was $233.2 million for the three months ended March 31, 2025. The impairment was due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were sensitive to the general downward volatility experienced in the stock market during the three months ended March 31, 2025. There was no goodwill impairment charge for three months ended March 31, 2026.
Sales and marketing
Sales and marketing expense was $2.9 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $0.8 million, or 38.2%. The increase is due to increased marketing-related events and expenses primarily associated with the commercialization of the Technology segment, and employee expenses, partially offset by a decrease in marketing related professional fees.
Research and development
Research and development expense was $7.8 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $1.5 million, or 25.4%. The increase was due to increased expense in the development of new technologies related to Refinity.
Interest expense, net
Interest expense, net was $1.0 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $0.5 million, or 35.7%. The decrease was due to a decrease in interest expense on related party notes that were paid off during the three months ended March 31, 2025, and a decrease in interest expense on the Series 1 Promissory Notes, which were repaid during the three months ended March 31, 2026.
Change in fair value of financial liabilities
The fair value of financial liabilities increased by $0.1 million and $16.4 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $16.3 million. The change was primarily due to a lower increase in fair value of liabilities for warrants issued and earnout liabilities as compared to prior year, partially offset by a gain in fair value of the private placement warrants.
Equity method investment (loss) income
Equity method investment loss was $1.5 million and $6.8 million for the three months ended March 31, 2026 and 2025, respectively a change of $5.2 million, or 77.6%.The change is related to losses from the Company’s equity method investment in AeroFlexx.
Realized gain on conversion of available for sale investment
Realized gain on conversion of available for sale investment was $1.5 million for three months ended March 31, 2025. The gain was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain. There was no realized gain on conversion of available for sale investment for three months ended March 31, 2026.
Loss on extinguishment of debt
Loss on extinguishment of debt was $1.0 million for the three months ended March 31, 2026. This is due to a loss incurred as a result of the repayment of the Convertible Debentures. There was no loss on extinguishment of debt for three months ended March 31, 2025.
Loss on extinguishment of related party debt
Loss on extinguishment of related party debt was $3.5 million for the three months ended March 31, 2025 due to the extinguishment of the related party loans by additional issuances of the Company’s series C preferred stock, $0.0001 par value per share (“Series C Preferred Stock”). There was no gain or loss on extinguishment of related party debt for the three months ended March 31, 2026.

Non-GAAP Financial Measures
We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”) to supplement our condensed consolidated financial statements. These non-GAAP financial measures provide additional information to investors to facilitate comparisons of past and present operating results, identify trends in our underlying operating performance, and offer greater transparency on how we evaluate our business activities. These measures are integral to our processes for budgeting, managing operations, making strategic decisions, and evaluating our performance.
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
Investors should use caution when comparing our non-GAAP financial measures to similar metrics used by other companies, as definitions can vary. Adjusted EBITDA should not be considered in isolation or as a substitute for GAAP financial measures. We provide Adjusted EBITDA as supplemental information to enhance the overall understanding of our financial performance.
In presenting Adjusted EBITDA, we aim to provide investors with an additional tool for assessing the operational performance of our business. It serves as a useful complement to our GAAP results, offering a more comprehensive understanding of our financial health and operational efficiencies.

The following table provides a reconciliation from Net Loss to EBITDA and Adjusted EBITDA for the specified periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Net loss	$(27,783)	$(253,674)
Interest expense, net(1)	989	1,538
Depreciation and amortization expense	5,671	5,548
Income tax benefit	(3,039)	(1,399)
EBITDA	(24,162)	(247,987)
Change in fair value of financial liabilities(2)	(63)	(16,429)
Stock-based compensation(3)	4,832	5,841
Goodwill impairment(4)	—	233,213
Loss on extinguishment of debt(5)	977	—
Loss on extinguishment of related party debt(6)	—	3,538
Adjusted EBITDA	$(18,416)	$(21,824)
(1) Interest Expense, net, includes interest incurred on our various borrowing facilities and the amortization of debt issuance costs.
(2) Change in fair value of financial liabilities – For the three months ended March 31, 2026 and 2025, the change in fair value of financial liabilities primarily consists of the change in fair value of the warrant liability, the earnout liability and the embedded derivatives in various instruments.
(3) Stock based compensation – For the three months ended March 31, 2026 and 2025, stock based compensation primarily consisted of awards in the 2024 Equity and Incentive Plan. These awards consisted of Stock Options, Restricted Stock Units, and Stock Appreciation Rights. Further, a portion of this expense was related to share-based payment employee incentive plans in existence at subsidiaries.
(4) Goodwill impairment - For the three months ended March 31, 2025. the Company recognized goodwill impairment due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market in the comparable period in the prior year.
(5) Loss on extinguishment of debt - For the three months ended March 31, 2026 the Company repaid the Convertible Debentures, which resulted in an aggregate of $1.0 million loss on extinguishment of debt. There was no loss on extinguishment of debt for three months ended March 31, 2025. (6) Loss on extinguishment of related party debt - For the three months ended March 31, 2025, the Company extinguished certain related party debts by issuing Series C Preferred Stock. There was no loss on extinguishment of related party debt for the three months ended March 31, 2026.

Liquidity and Capital Resources
As discussed in more detail below, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements included in Item 1. of this Form 10-Q were issued. The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.
.Sources of Liquidity
In assessing liquidity, we monitor and analyze cash on hand and operating expenditure commitments. Our material cash requirements are from working capital requirements and operating expense obligations.
The following is a summary of the components of our current liquidity:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$55,367	$60,449
Restricted cash	5,000	5,000
Working capital	21,977	6,878
Our long-term future liquidity requirements will depend on many factors, including funding required by us and our Innventure Companies to (i) support the growth of each of Innventure and the Innventure Companies and their respective business strategies; (ii) fund working capital, capital expenditures and general corporate expenditures; and (iii) support other business opportunities and expenditures. As of March 31, 2026, and over the next 12 months, we anticipate that Innventure will require at least $50.0 million to meet its operating and strategic needs, with up to an additional $25,000 to support our Innventure Companies to the extent that they do not raise capital independently.
We expect to meet these needs through a combination of cash on hand, operating cash flows, strategic investments, the SEPA with Yorkville (maximum remaining availability of approximately $54.9 million as of May 8, 2026 subject to the satisfaction of certain conditions in the SEPA) and additional financings completed by us and our Innventure Companies. While Innventure believes that Accelsius, AeroFlexx and Refinity have reached sufficient levels of maturity to be in a position to raise their own financing, if required, Innventure intends to continue to provide financial support to these Innventure Companies. Summarized below are equity and debt financing activities made for the three months ended March 31, 2026 and as of the date of this Form 10-Q.
•On January 9, 2026, the Company sold 67,000 shares of Common Stock under the SEPA, raising $0.3 million in cash proceeds. During the period between April 1, 2026 and May 13, 2026, the Company sold an additional 1,950,000 shares of Common Stock under the SEPA, raising $11.9 million in cash proceeds.
•On January 12, 2026, the Company entered into securities purchase agreements with four institutional investors, and their affiliates, for the purchase and sale of 11,428,572 shares of Common Stock for gross proceeds of approximately $40.0 million, before deducting placement agent fees and offering expenses.
Cash Flows
Cash flows associated with operating, investing and financing activities for the three months ended March 31, 2026 and 2025 are summarized as follows:

			Change
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Amount	% Change
	(in thousands)
Net Cash Used in Operating Activities	$(34,031)	$(14,696)	$(19,335)	131.6%
Net Cash Used in Investing Activities	(846)	(3,254)	2,408	(74.0)%
Net Cash Provided by Financing Activities	29,795	8,206	21,589	263.1%
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(5,082)	$(9,744)	$4,662	(47.8)%
Net Cash Used in Operating Activities
Cash flows used in operating activities were $34.0 million for the three months ended March 31, 2026, as compared to $14.7 million for the three months ended March 31, 2025, an increase of $19.3 million, or 131.6%. The increase is primarily related to working capital impacts.
Net Cash Used in Investing Activities
Cash flows used in investing activities were $0.8 million for the three months ended March 31, 2026, as compared to $3.3 million for the three months ended March 31, 2025, a decrease of $2.4 million or 74.0%. The decrease is primarily related to lower remittances in investments in available-for-sale debt securities in the current period.
Net Cash Provided by Financing Activities
Cash flows provided by financing activities were $29.8 million for the three months ended March 31, 2026, as compared to $8.2 million for the three months ended March 31, 2025, an increase of $21.6 million or 263.1%. The increase is primarily related to proceeds from the issuance of equity, partially offset by the repayment of debts.
Indebtedness
Refer to Note 5. Borrowings to our condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 included in Item 1. of this Form 10-Q for a discussion of our indebtedness.
Contractual Obligations
The following table presents a summary of our contractual obligations, including payments due by period, as of March 31, 2026:

	2026 (remaining nine months)	2027	2028	2029	Thereafter	Total
	(in thousands)
Operating lease	$525	$467	$228	$—	$—	$1,220
Debt obligations	19,765	10,265	—	—	—	30,030
Fixed future installments payable	619	825	825	825	9,281	12,375
Total	$20,909	$11,557	$1,053	$825	$9,281	$43,625
Going Concern
We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we and our Innventure Companies continue to have an ongoing need to raise additional cash from outside sources to sustain our and our Innventure Companies’ operations and fund our growth plans.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from public or private equity or debt financing or otherwise generate sufficient revenues from our Innventure Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement additional cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities (at either the Innventure or Innventure Company level), it could result in substantial dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our Common Stock. See “Item 1A. Risk Factors – Risks Related to Innventure’s Business – There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern” in our Form 10-K.
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
Critical Accounting Estimates
As described in Note 2. Accounting Policies to our unaudited condensed consolidated financial statements included in this Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Innventure maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Innventure in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.
Our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities
On January 8, 2026, the Company issued Yorkville 67,000 shares of Common Stock at an effective price of $4.12 per share, pursuant to the terms of the SEPA. The Company issued the securities in a transaction that did not involve an underwriter and did not require registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 4(a)(2) thereof or Regulation D promulgated under the Securities Act.

Issuer Repurchases of Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

10.1^
Form of Securities Purchase Agreement, dated as of January 12, 2026, by and among Innventure, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on January 14, 2026).

10.2	Employment letter agreement (Michael Otworth), dated February 16, 2026 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K filed February 20, 2026).
10.3	Employment letter agreement (John Scott), dated February 16, 2026 (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K filed February 20, 2026).
10.4*	Form of Restricted Stock Unit Award Agreement for Executive Officers (under the Innventure, Inc. 2024 Equity and Incentive Compensation Plan)
31.1*	Rule 13a-14(a) Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended March 31, 2026.
31.2*	Rule 13a-14(a) Certification by David Yablunosky, Chief Financial Officer, for the quarter ended March 31, 2026.
32.1**	Section 1350 Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended March 31, 2026.
32.2**	Section 1350 Certification by David Yablunosky, Chief Financial Officer, for the quarter ended March 31, 2026.
101*	The following financial statements from Innventure, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Changes in Mezzanine and Stockholders’ Equity (Deficit) for the three months ended March 31, 2026; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026; and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

INNVENTURE, INC.

	By:	/s/ Gregory W. Haskell
	Name:	Gregory W. Haskell
	Title:	Chief Executive Officer and Director

/s/ David Yablunosky
	Name:	David Yablunosky
Date: May 14, 2026	Title:	Chief Financial Officer and Director