Form 10-Q
period 2026-06-30
Innventure, Inc.
filed 2026-08-13
CIK 2001557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 7, 2026, the registrant had 84,612,657 shares of common stock outstanding.

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
The forward-looking statements are based on the current expectations of the Company’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the parties) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The risks and uncertainties include, but are not limited to, those factors discussed and identified in the section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”) entitled “Risk Factors,” those discussed and identified in other public filings made with the Securities and Exchange Commission (the “SEC”) by the Company and the following:
•Innventure’s and the Innventure Companies’ ability to execute on their strategies and achieve future financial performance, including their respective future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures;
•Innventure’s and the Innventure Companies’ ability to invest in growth initiatives;
•developments and projections relating to Innventure’s and the Innventure Companies’ competitors and industry, including technological advances and the development of alternative or competing products or solutions;
•the implementation, timely adoption, market acceptance and success of Innventure’s and the Innventure Companies’ products, business models and growth strategies;
•risks related to fluctuations in data center development and infrastructure spending, including due to the availability of capital, the availability of graphics processing units, memory and two-phased enabled servers, the pace of artificial intelligence adoption, site allocations, overbuilding, underbuilding, power availability constraints, permitting delays, regulatory or zoning restrictions, moratoria, and community or governmental opposition to data center construction or expansion;
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
•Innventure’s and the Innventure Companies’ ability to generate revenue and maintain sufficient capital to operate as anticipated;
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
•Innventure’s and the Innventure Companies’ ability to meet, and to continue to meet, applicable regulatory requirements for the use of their respective products and the numerous regulatory requirements generally applicable to their businesses;
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
•actions by activist stockholders;
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

Part I. Financial Information
Innventure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited) (in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$41,543	$60,449
Restricted cash	5,000	5,000
Accounts receivable, net	2,119	1,094
Due from related parties	16,351	11,840
Inventories, net	2,989	1,604
Prepaid expenses and other current assets	3,437	3,167
Total Current Assets	71,439	83,154
Investments	26,644	28,741
Property, plant and equipment, net	2,269	1,941
Intangible assets, net	149,729	160,537
Goodwill	323,463	323,463
Other assets	1,153	1,351
Total Assets	$574,697	$599,187
Liabilities and Stockholders' Equity
Accounts payable	$1,932	$2,551
Accrued employee benefits	4,977	11,343
Accrued expenses	1,959	7,386
Contract liabilities	534	947
Notes payable - current	7,700	12,846
Term convertible note, current	8,026	7,890
Convertible promissory note, current	4,407	4,331
Patent installment payable - current	825	700
Obligation to issue equity	73	119
Warrant liability	28,683	27,458
Income taxes payable	18	23
Other current liabilities	633	682
Total Current Liabilities	59,767	76,276
Notes payable, net of current portion	5,909	8,327
Earnout liability	4,790	3,890
Stock-based compensation liability	213	239
Patent installment payable, net of current portion	11,550	12,375
Deferred income taxes	9,264	13,848
Other liabilities	389	556
Total Liabilities	91,882	115,511
Commitments and Contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized;
Series B Preferred Stock, $0.0001 par value, 3,000,000 shares designated, 24,779 and 33,144 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares designated, 159,270 and 150,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 84,612,657 and 67,743,847 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	632,237	577,070
Accumulated other comprehensive loss	(644)	(1,260)
Accumulated deficit	(418,911)	(371,603)
Total Innventure, Inc., Stockholders’ Equity	212,690	204,214
Non-controlling interest	270,125	279,462
Total Stockholders' Equity	482,815	483,676
Total Liabilities and Stockholders' Equity	$574,697	$599,187
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$953	$476	$2,396	$700

Operating Expenses
Cost of sales	5,073	2,861	10,326	3,045
General and administrative	14,499	18,569	27,249	38,245
Sales and marketing	3,089	2,208	5,986	4,304
Research and development	9,780	6,068	17,620	12,321
Goodwill impairment	—	113,344	—	346,557
Total Operating Expenses	32,441	143,050	61,181	404,472

Loss from Operations	(31,488)	(142,574)	(58,785)	(403,772)

Non-operating Income (Expense)
Interest expense, net	(531)	(2,647)	(1,520)	(4,185)
Net gain on investments	39	—	108	—
Change in fair value of financial liabilities	(2,188)	7,176	(2,125)	23,605
Equity method investment loss	(1,491)	(1,924)	(3,007)	(8,680)
Realized gain on conversion of available for sale investment	—	—	—	1,507
Loss on extinguishment of debt	—	(3,462)	(977)	(3,462)
Loss on extinguishment of related party debt	—	—	—	(3,538)
Miscellaneous other income (expense), net	(773)	(64)	(948)	(43)
Total Non-operating Income (Expense)	(4,944)	(921)	(8,469)	5,204

Loss before income taxes	(36,432)	(143,495)	(67,254)	(398,568)

Income tax benefit	(1,518)	(2,220)	(4,557)	(3,619)
Net Loss	(34,914)	(141,275)	(62,697)	(394,949)
Less: net loss attributable to
Non-controlling interest	(8,411)	(57,048)	(15,389)	(167,725)
Net Loss Attributable to Stockholders	(26,503)	(84,227)	(47,308)	(227,224)

Basic and diluted loss per share	$(0.32)	$(1.60)	$(0.59)	$(4.60)
Basic and diluted weighted average common shares	83,117,031	52,546,491	80,504,971	49,417,092

Other comprehensive income (loss), net of taxes:
Unrealized income (loss) on available for sale debt securities - related party	533	189	624	(691)
Total other comprehensive income (loss), net of taxes	533	189	624	(691)

Total comprehensive loss, net of taxes	(34,381)	(141,086)	(62,073)	(395,640)
Less: comprehensive loss attributable to
Non-controlling interest	(8,411)	(57,048)	(15,389)	(167,725)
Net Comprehensive Loss Attributable to Stockholders	$(25,970)	$(84,038)	$(46,684)	$(227,915)

See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity
	Series B Preferred Stock			Series C Preferred Stock		Common Stock
	Shares		Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity
December 31, 2025	33,144		$—	150,000	$—	67,743,847	$7	$577,070	$(371,603)	$(1,260)	$279,462	$483,676
Net loss	—		—	—	—	—	—	—	(20,805)	—	(6,978)	(27,783)
Series B Preferred Stock issued for paid-in-kind dividends	2,648		—	—	—	—	—	27	—	—	—	27
Issuance of common shares	—		—	—	—	11,495,572	1	37,206	—	—	—	37,207
Issuance of common shares for services	—		—	—	—	5,000	—	(11)	—	—	—	(11)
Conversion of convertible debentures	—		—	—	—	304,377	—	1,090	—	—	—	1,090
RSU settlement, net	—		—	—	—	505,141	—	(1,032)	—	—	—	(1,032)
Other comprehensive gain, net of taxes	—		—	—	—	—	—	—	—	88	—	88
Series C Preferred Stock issued for paid-in-kind dividends	—		—	9,270	—	—	—	93	—	—	—	93
Stock-based compensation	—		—	—	—	40,957	—	2,080	—	—	2,752	4,832
Accrued preferred dividends	—		—	—	—	—	—	(38)	—	—	—	(38)
Non-controlling interest and related transfers	—		—	—	—	—	—	532	—	—	(532)	—
March 31, 2026	35,792		$—	159,270	$—	80,094,894	$8	$617,017	$(392,408)	$(1,172)	$274,704	$498,149
Net loss	—		—	—	—	—	—	—	(26,503)	—	(8,411)	(34,914)
Issuance of common shares	—		—	—	—	2,097,552	—	13,854	—	—	—	13,854
RSU settlement, net	—		—	—	—	387,287	—	(244)	—	—	—	(244)
Vesting of earnout shares	—		—	—	—	1,999,854	—	—	—	—	—	—
Other comprehensive gain, net of taxes	—		—	—	—	—	—	—	—	528	—	528
Stock-based compensation	—		—	—	—	16,546	—	2,776	—	—	2,701	5,477
Accrued preferred dividends	—		—	—	—	—	—	(35)	—	—	—	(35)
Conversion to Common Stock	(11,013)		—	—	—	16,524	—	—	—	—	—	—
Non-controlling interest and related transfers	—		—	—	—	—	—	(1,131)	—	—	1,131	—
June 30, 2026	24,779	—	$—	159,270	$—	84,612,657	$8	$632,237	$(418,911)	$(644)	$270,125	$482,815
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity											Mezzanine Equity
	Series B Preferred Stock		Series C Preferred Stock		Common Stock							Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity	Shares	Amount
December 31, 2024	1,102,000	$—	—	$—	44,597,154	$4	$502,865	$(78,262)	$909	$340,777	$766,293	—	$—
Net loss	—	—	—	—	—	—	—	(142,997)	—	(110,677)	(253,674)	—	—
Series B Preferred Stock buyback	(5,000)	—	—	—	—	—	(50)	—	—	—	(50)	—	—
Series B Preferred Stock issued for paid-in-kind dividends	21,808	—	—	—	—	—	218	—	—	—	218	—	—
Issuance of common shares, net of issuance costs	—	—	—	—	73,993	—	931	—	—	—	931	—	—
Issuance of common shares for services	—	—	—	—	87,971	—	997	—	—	—	997	—	—
Vesting of earnout shares	—	—	—	—	2,344,682	1	873	—	—	—	874	—	—
Other comprehensive gain, net of taxes	—	—	—	—	—	—	—	—	(2,387)	—	(2,387)	—	—
Conversion of related party notes	—	—	—	—	—	—	—	—	—	—	—	2,310,848	23,108
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	275,000	2,663
Issuance of Series C Preferred Stock for services	—	—	—	—	—	—	—	—	—	—	—	300,000	3,000
Non-controlling interest issued and related transfers	—	—	—	—	—	—	(26,304)	—	—	33,249	6,945	—	—
Distributions to stockholders	—	—	—	—	—	—	—	(26)	—	—	(26)	—	—
Stock-based compensation	—	—	—	—	—	—	4,943	—	—	898	5,841	—	—
Accrued preferred dividends	—	—	—	—	—	—	(217)	—	—	—	(217)	—	—
Transfer of Series C Preferred Stock from Mezzanine equity to Stockholders' equity	—	—	—	—	—	—	—	—	—	—	—	—	(45)
March 31, 2025	1,118,808	$—	—	$—	47,103,800	$5	$484,256	$(221,285)	$(1,478)	$264,247	$525,745	2,885,848	$28,726

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity												Mezzanine Equity
	Series B Preferred Stock			Series C Preferred Stock		Common Stock							Preferred Stock
	Shares		Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity	Shares	Amount
Net loss	—		$—	—	$—	—	$—	$—	$(84,227)	$—	$(57,048)	$(141,275)	—	—
Issuance of common shares for services	—		—	—	—	7,500	—	92	—	—	—	92	—	—
Conversion of convertible debentures	—		—	—	—	473,825	—	2,533	—	—	—	2,533	—	—
Other comprehensive gain, net of taxes	—		—	—	—	—	—	—	—	189	—	189	—	—
Non-controlling interest issued and related transfers	—		—	—	—	—	—	1,036	—	—	(603)	433	—	—
Stock-based compensation	—		—	—	—	—	—	8,493	—	—	912	9,405	—	—
Accrued preferred dividends	—		—	—	—	—	—	198	—	—	—	198	—	12
Conversion to Common Stock	(1,085,664)		—	—	—	7,636,369	1	27,269	—	—	—	27,270	(2,735,848)	(27,270)
Transfer of Series C Preferred Stock from Mezzanine equity to Stockholders' equity	—		—	150,000	—	—	—	1,468	—	—	—	1,468	(150,000)	(1,468)
June 30, 2025	33,144	—	$—	150,000	$—	55,221,494	$6	$525,345	$(305,512)	$(1,289)	$207,508	$426,058	—	$—
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash Flows Used in Operating Activities
Net loss	$(62,697)	$(394,949)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	10,309	15,247
Interest income on debt securities - related party	(180)	(195)
Change in fair value of financial liabilities	2,125	(23,605)
Non-cash interest expense on notes payable	1,119	2,560
Net gain on investments	(107)	—
Accrued unpaid interest on note payable	238	—
Equity method investment loss	3,006	8,680
Realized gain on conversion of available for sale investments	—	(1,507)
Loss on extinguishment of debt	977	3,462
Loss on extinguishment of related party debt	—	3,538
Deferred income taxes	(4,585)	(3,897)
Loss on disposal of PPE	223	—
Depreciation and amortization	11,331	11,182
Goodwill impairment	—	346,557
Other costs	1,100	165
Changes in operating assets and liabilities:
Accounts receivable	(1,025)	(618)
Prepaid expenses and other current assets	(4,779)	(3,312)
Inventory	(1,385)	(1,442)
Accounts payable	(619)	315
Accrued employee benefits	(6,365)	1,330
Accrued expenses	(6,722)	42
Stock-based compensation liability	(26)	(686)
Income taxes payable	(5)	292
Other current liabilities	(286)	(78)
Payment of patent installment	(700)	(525)
Contract liabilities	(413)	690
Net Cash Used In Operating Activities	(59,466)	(36,754)
Cash Flows Used In Investing Activities
Investment in available-for-sale debt securities - equity method investee	—	(2,708)
Acquisition of property, plant and equipment	(1,074)	(932)
Net Cash Used In Investing Activities	(1,074)	(3,640)
Cash Flows Provided By Financing Activities
Proceeds from issuance of equity, net of issuance costs	50,229	3,675
Proceeds from the issuance of equity to non-controlling interest, net of issuance costs	—	5,367
Proceeds from the issuance of related party convertible promissory notes	—	3,999
Proceeds from the issuance of term convertible notes	—	2,451
Proceeds from issuance of debt securities, net of issuance costs	—	27,000
Payment of debts	(8,595)	(1,176)
Distributions to stockholders and other	—	(76)
Net Cash Provided By Financing Activities	41,634	41,240
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(18,906)	846
Cash, Cash Equivalents and Restricted Cash, Beginning of period	65,449	11,119
Cash, Cash Equivalents and Restricted Cash, End of period	$46,543	$11,965

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Supplemental Cash Flow Information
Cash paid for interest	$1,097	$1,825
Supplemental Disclosure of Noncash Financing Information
Conversion of working capital loans to equity method investee into investments in debt securities - related party	—	4,375
Extinguishment of debt with Series C Preferred Stock	—	14,000
Contribution of Series C Preferred Stock to equity method investee	—	5,783
Conversion of AFX available-for-sale term loan into equity method investments	—	8,757
Issuance of common stock as repayment of convertible debt	1,090	2,533
Issuance of vested RSUs	1,276	—
Issuance of stock in exchange for services	11	4,095
Conversion of preferred stock into common stock	—	36,910
Transfer of Series C Preferred Stock from Mezzanine to Stockholders' equity	—	1,468
Embedded derivative in association with Convertible Debentures	—	1,774
Equity reallocation between non-controlling interest and additional paid-in capital	—	25,268
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business
Unless the context otherwise requires, references herein to "Innventure", "we", "us", "our" and "the Company" refer to the business and operations of Innventure, Inc., and its consolidated subsidiaries.
Innventure is an industrial growth conglomerate that founds, funds, and operates companies with a focus on transformative, sustainable technology solutions that we acquire or license from technology innovators, which are typically multinational corporations (“MNCs”). As owner-operators, our goal is to take what we believe to be breakthrough technologies from evaluation to scaled commercialization utilizing an approach designed to help mitigate risk in collaboration with the MNCs (our channel partner(s)), as we build disruptive companies that we believe have the potential to achieve a target enterprise value of at least $1 billion. We define ‘‘disruptive’’ as innovations that, in our opinion, have the ability to significantly change the way businesses, industries, markets, and/or consumers operate. Innventure, Inc., is headquartered in Orlando, Florida.

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
Going Concern
As of June 30, 2026, the Company had a cash balance of $41.5 million, a restricted cash balance of $5.0 million, accumulated deficit of $418.9 million and working capital of $11.7 million. The Company incurred net losses of $34.9 million and $62.7 million for the three and six months ended June 30, 2026, respectively. We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we continue to have an ongoing need to raise significant additional cash from outside sources to sustain our operations and fund our growth plans.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from public or private equity or debt financing, or otherwise generate sufficient revenues from the Innventure Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities, it could result in substantial dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock, $0.0001 par value per share (“Common Stock”).
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
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in Kind Dividends on Equity-Classified Preferred Stock, which is to provide guidance on initial measurement of paid-in-kind (“PIK”) dividends on equity classified preferred stock. The amendments do not affect an entity’s determination of when to recognize PIK dividends. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. If elected, the amendments in this ASU can be applied on a prospective basis or on a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating the impact ASU 2026-01 will have on its condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 3. Investments

	June 30, 2026	December 31, 2025
	(in thousands)
Equity-method investments	$16,489	$19,495
Investments in equity, at fair value	106	—
Investment in debt securities - AFS	10,049	9,246
Total Investments	$26,644	$28,741
Equity-method investments
ESG Fund
The Innventus ESG Fund I, L.P. (the “ESG Fund”) is an investment company that follows a specialized basis of accounting established by GAAP. The Company’s general partnership interest in the ESG Fund is substantially illiquid. While the ESG Fund’s holdings are accounted for at fair value, the equity-method investment in the ESG Fund is adjusted to reflect the fair value of the underlying investments of the ESG Fund as of June 30, 2026 and December 31, 2025. The fair value of the underlying investments in the ESG Fund is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
AeroFlexx
The Company held a 37.0% equity method investment interest in AeroFlexx as of June 30, 2026 and December 31, 2025.
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
The outstanding principal and unpaid accrued interest with an amount equal to the equity deficit of $7.3 million was automatically converted into Class D Units of AeroFlexx (“Class D Units”) at the price of $6.83 per unit in accordance with the loan agreement. Upon conversion, a realized gain of $1.5 million was recognized for the year ended December 31, 2025 and is included in non-operating income in the condensed consolidated statements of operations and comprehensive income (loss).
The total principal balance drawn as of June 30, 2026 was $10.0 million. During the year ended December 31, 2025, $4.4 million was reclassified from Due from related parties under the term loan and $2.7 million was drawn down by AeroFlexx under the term loan.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As the contractual maturity of the loan is December 31, 2026, it is included in the line item Investments of the condensed consolidated balance sheets. The increase of $0.5 million and $0.6 million in fair value of this investment in debt securities for the three and six months ended June 30, 2026, respectively, is included as Unrealized income (loss) on available for sale debt securities - related party in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized an increase of $0.2 million and decrease of $0.7 million in fair value of the investment in debt securities for the three and six months ended June 30, 2025, respectively.
Additionally, the Company’s carrying amount and maximum exposure relating to additional AeroFlexx advances and other receivables were $16.3 million and $10.8 million as of June 30, 2026 and December 31, 2025, respectively, included in Due from related parties on the condensed consolidated balance sheets.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 4. Fair Value
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	(in thousands)
Exchange-traded investments at fair value	$106	$—	$—	$106
Investment in debt security - AFS	$—	$—	$10,049	$10,049

Liabilities:
Earnout liability	$—	$—	$4,790	$4,790
2024 WTI Warrant liability	$—	$—	$15,510	$15,510
2025 WTI Warrant liability	$—	$—	$3,240	$3,240
Private placement warrant liability	$—	$9,933	$—	$9,933

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	(in thousands)
Investment in debt security - AFS	$—	$—	$9,246	$9,246

Liabilities:
Earnout liability	$—	$—	$3,890	$3,890
2024 WTI Warrant liability	$—	$—	$13,080	$13,080
2025 WTI Warrant liability	$—	$—	$3,230	$3,230
Private placement warrant liability	$—	$11,148	$—	$11,148
Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis are as follows (in thousands):

	Investment in debt securities - AFS	Earnout liability	2024 WTI Warrant liability	2025 WTI Warrant liability	Embedded derivative liability (asset) - Convertible Debentures
	(in thousands)
Balance as of January 1, 2025	$11,187	$14,752	$17,230	$—	$—
Additions	7,278	—	—	3,090	1,774
Settlement	(8,757)	(873)	—	—	—
Change in fair value	(691)	(9,509)	(4,780)	310	22
Balance as of June 30, 2025	$9,017	$4,370	$12,450	$3,400	$1,796

Balance as of January 1, 2026	$9,246	$3,890	$13,080	$3,230	$—
Additions	179	—	—	—	—
Change in fair value	624	900	2,430	10	—
Balance as of June 30, 2026	$10,049	$4,790	$15,510	$3,240	$—
There were no transfers in or out of levels during the three and six months ended June 30, 2026 and 2025.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table summarizes the significant unobservable inputs (Level 3):

Principal Valuation Techniques	Unobservable Inputs	June 30, 2026	December 31, 2025
Investment in debt securities - AFS:
Discounted Cash Flows	AeroFlexx yield	16.33%	17.01%
Earnout Shares:
Geometric Brownian Motion	Term	5.3 years	5.8 years
	Stock price	$5.07	$4.18
	Volatility	60.00%	60.00%
	Risk-free rate	4.16%	3.77%
	Revenue risk premium	26.20%	27.80%
	Revenue volatility	137.80%	157.30%
2024 WTI Warrants:
Geometric Brownian Motion	Stock price	$5.07	$4.18
	Stock price volatility	60.00%	60.00%
	Credit spread	26.50%	26.00%
2025 WTI Warrants:
Geometric Brownian Motion	Stock price	$5.07	$4.18
	Stock price volatility	60.00%	60.00%
	Credit spread	26.50%	26.00%
Outstanding principal and accrued interest of $7.3 million for the investment in debt securities - AFS was automatically converted into Class D Units in accordance with the loan agreement. Prior to the conversion, the fair value was estimated using a Black-Scholes model. Post conversion, the fair value is estimated using a discounted cash flow model by discounting the contractual debt cash flows at a rate incorporating the credit risk of AeroFlexx.
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
As further discussed and defined in Note 5. Borrowings, the Company issued Convertible Debentures (as defined below) which contain certain features which qualify as embedded derivatives requiring bifurcation. The fair value of the embedded derivative is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features. The initial fair value of the embedded derivative was determined using a discounted cash flow model as of April 14, 2025 and May 15, 2025 which is reflective of the dates of the Convertible Debenture issuances. The model uses a significant assumption of a debt yield of 44.5% for the April 14, 2025 issuance and 42.6% for the May 15, 2025 issuance.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 5. Borrowings

	Maturities	June 30, 2026	Interest Rates	December 31, 2025	Interest Rates
		(in thousands)
Series 1 Promissory Notes	2026	$—	0.0%	$122	15.00%
Related party convertible notes	2026	4,407	4.00% - 15%	4,331
Convertible debentures	2026	—	0.0% - 5%	5,572
Term convertible notes	2026	8,026	4.00%	7,890
WTI Facility	2028	16,521	13.50%	19,441	13.50%
Total Notes Payable		28,954		37,356
Less: unamortized debt discount		(2,912)		(3,962)
Less: current portion of related party convertible notes		(4,407)		(4,331)
Less: current portion of notes payable		(7,700)		(12,846)
Less: current portion of convertible notes		(8,026)		(7,890)
Total Long-term Notes		$5,909		$8,327
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
The Company’s notes payable, excluding debt issuance costs, mature as follows (in thousands):

Amount
2026 (remaining six months)	$16,149
2027	8,244
2028	4,561
Total Debt	$28,954
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
Extensions on Series 1 Promissory Notes were as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount of 2nd extension promissory notes	$—	$122

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Interest expense on Series 1 Promissory Notes was as follows (in thousands):

	Three Months ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest attributable to contractual interest	$—	$16	$1	$48
In January 2026, the Company repaid the outstanding balance of the Series 1 Promissory Notes.
WTI Facility
On October 22, 2024, the Company entered into a term loan with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively, “WTI Lenders”). The terms of the loan provide for a term loan facility in the aggregate principal amount of up to $50.0 million (the "WTI Facility"). The total aggregate principal was available in three separate tranches subject to the Company meeting certain conditions. The Company received $20.0 million (the “First Tranche”) on November 15, 2024. The First Tranche, principal and interest, shall be repaid over a period of 30 months in equal, monthly installments, commencing after an initial 12-month period of interest-only monthly payments, resulting in a total term of 42 months. The funds under each of the second tranche and the third tranche are no longer available to the Company.
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
On March 21, 2025, in connection with the issuance of the first tranche of Convertible Debentures (as further described below) to Yorkville, the Company and Innventure LLC entered into a consent (the “Consent”) with WTI Fund X, LLC and WTI Fund XI, LLC (the “WTI Holders”) and the WTI Lenders, modifying the WTI Facility. Specifically, under the Consent, the Company and the WTI Lenders and WTI Holders agreed (i) that from and after the date that the Company receives the initial proceeds from the Convertible Debentures and until such time as such obligations have been paid in full, the Company must maintain at least $5.0 million of cash on deposit; (ii) that effective on the date that the Company receives the initial proceeds from the Convertible Debentures, the 2025 WTI Warrants will become issuable to the WTI Holders; and (iii) to certain additional consent provisions. Such provisions from the Consent became effective on April 14, 2025 when the Company received proceeds from the Convertible Debentures. The modification of the WTI Facility was accounted for as an extinguishment of debt though the WTI Facility remains outstanding, resulting in a loss on extinguishment of $3.5 million recorded on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. The legal requirement to maintain at least $5.0 million of cash on deposit is presented as Restricted cash on the condensed consolidated balance sheets.
In connection with the WTI Facility, the Company issued the 2024 WTI Warrants and the 2025 WTI Warrants (collectively with the 2024 WTI Warrants, the “WTI Warrants”) to the WTI Holders (as further defined and described in Note 10. Warrants). The Company accounted for each of the WTI Warrants as detachable warrants at their fair value. The fair value of the WTI Warrants was recorded as a liability and as a discount to the WTI Facility on the condensed consolidated balance sheets. The WTI Warrants are classified as a liability in accordance with ASC 480, as they represent an instrument that is not an outstanding share and may require the issuer to settle the obligation by transferring assets, specifically cash. The Company is amortizing the discount over the term of the WTI Facility using the straight-line method.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Interest expense on this facility was as follows (in thousands):

	Three Months ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest attributable to contractual interest	$398	$683	$1,035	$1,358
Interest attributable to amortization of issuance costs and discounts	412	348	1,050	856
Total interest expense	$810	$1,031	$2,085	$2,214
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
On April 14, 2025, the Company issued the first tranche of the Existing Convertible Debentures with a principal amount of $20.0 million, resulting in cash proceeds to the Company of $18.0 million, representing an original issue discount of 10%. The first tranche was scheduled to be repaid in twelve monthly payments with a 5% payment premium due to the lender with each payment. Also on April 14, 2025, the Company issued two warrants (the “2025 WTI Warrants”) to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and June 30, 2026 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035. For further information on the 2025 WTI Warrants, refer to Note 10. Warrants.
On May 15, 2025, the Company issued the second tranche of the Existing Convertible Debentures with a principal amount of $10.0 million, resulting in cash proceeds to the Company of $9.0 million, representing an original issue discount of 10%. The second tranche was scheduled to be repaid in eleven monthly payments with a 5% payment premium due to the lender with each payment. There is no contractual interest associated with amounts outstanding for the Existing Convertible Debentures for the three and six months ended June 30, 2026 and 2025.
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
On January 27, 2026, the Company issued 304,377 shares of Common Stock due to the exercise of conversion option by Yorkville for a principal amount of $1.1 million of the Convertible Debentures. Additionally, the Company made a cash payment of $5.5 million inclusive of principal, interest and fees, satisfying the Convertible Debentures in full. The repayment of the Convertible Debentures resulted in an aggregate of $1.0 million loss on extinguishment of debt during the six months ended June 30, 2026. There was no loss on extinguishment of debt during the three months ended June 30, 2026.
Interest expense on the Convertible Debentures was as follows (in thousands):

	Three Months ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest attributable to contractual interest	—	—	$94	$—
Interest attributable to amortization of issuance costs	—	1,701	—	1,701
Total interest expense	$—	$1,701	$94	$1,701
Term Convertible Notes
At various dates in June and July of 2025, Accelsius entered into unsecured convertible notes with various other parties (the “Term Convertible Notes”) for a total principal amount of $7.8 million. The Term Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.
As of January 2, 2026, the Term Convertible Notes, which are subordinated to the WTI Facility, are convertible at the option of the lenders, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.175. For as long as any portion of the WTI Facility remains outstanding, the lenders will not demand payment related to the Term Convertible Notes, unless they convert the debt into equity.
The interest expense on the Term Convertible Notes was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. Interest expense on the Term Convertible Notes was immaterial for the three and six months ended June 30, 2025.
Related Party Convertible Notes
In June of 2025, Accelsius entered into unsecured convertible notes (“Related Party Convertible Notes”) with certain investors deemed to be Related Parties (as defined in the Company’s Related Party Transactions Policy) for a total principal amount of $4.2 million. The Related Party Convertible Notes have a stated maturity date of December 31, 2026 and bear interest at the annual applicable federal rate published by the Internal Revenue Service.
The Related Party Convertible Notes, which are subordinated to the WTI Facility, are convertible at the option of the lenders, starting January 2, 2026, for all amounts due under the notes at the time of conversion, into Accelsius’ Series A Units at a price per unit equal to $12.175. For as long as any portion of the WTI Facility remains outstanding, the Related Party Convertible Notes lenders will not demand payment related to the Related Party Convertible Notes, unless they convert the debt into equity.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The interest expense on Related Party Convertible Notes, including the amortization of the loan fee, was immaterial and $0.1 million for the three and six months ended June 30, 2026, respectively. Interest expense on Related Party Convertible Notes was immaterial for the three and six months ended June 30, 2025.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 6. Inventories, net

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$3,567	$4,274
Work in process	233	148
Finished goods	3,256	3,133
Inventory gross	$7,056	$7,555
Reserve for inventory excess and obsolescence	(4,067)	(5,951)
Total inventories	$2,989	$1,604

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 7. Property, Plant and Equipment

	June 30, 2026	December 31, 2025
Leasehold improvements	$981	$960
Machinery & equipment	1,651	1,922
Computers & office equipment	28	28
Construction in progress	1,053	—
Property, plant and equipment, gross	3,713	2,910
Less: Accumulated depreciation	(1,444)	(969)
Property, plant and equipment, net	$2,269	$1,941
Depreciation expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively. Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 8. Goodwill and Intangible Assets
Goodwill
The Company’s Goodwill balance was $323.5 million as of June 30, 2026 and December 31, 2025. In addition to annual impairment testing of goodwill, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization and general industry, market and macroeconomic conditions. Due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market during the prior year, the Company performed interim tests as of March 31, 2025 and June 30, 2025. As a result of the interim testing the Company recorded $113.3 million and $346.6 million in non-deductible, non-cash goodwill impairment charges, within the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2025, respectively. There were no goodwill impairment charges for the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company recognized accumulated impairment losses on goodwill of $346.6 million.
The Company’s June 30, 2025 goodwill impairment testing was performed using the income approach via a discounted cash flow model. The income approach estimates fair value by converting future cash flows to a current amount on the measurement date after taking into consideration marketplace conditions. Assumptions including discount rate and estimated future cash flows had a significant impact to the estimated fair value of the reporting unit. These fair values are Level 3 assets in the fair value hierarchy.
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

Other intangible assets, net

	June 30, 2026				December 31, 2025
Intangible Asset	Weighted-Average Amortization Period Remaining (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Trade names	14.3	$17,800	$(1,946)	$15,854	$17,800	$(1,390)	$16,410
Customer relationships	1.3	4,600	(2,682)	1,918	4,600	(1,915)	2,685
Developed technology	7.5	165,100	(33,158)	131,942	165,100	(23,678)	141,422
Other finite-lived intangible assets	1.4	30	(15)	15	30	(10)	20
Total intangible assets		$187,530	$(37,801)	$149,729	$187,530	$(26,993)	$160,537
Amortization expense of $5.4 million and $10.8 million was recognized for the three and six months ended June 30, 2026 and 2025, respectively, and is recorded within Cost of sales, General and administrative and Research and development on the condensed consolidated statements of operations and comprehensive income (loss).

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Estimated future amortization expense is as follows (in thousands):

Amortization Expense
(in thousands)
2026 (remaining six months)	$10,808
2027	21,234
2028	20,073
2029	18,853
2030	15,173
Thereafter	63,588
Total	$149,729

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 9. Earnout Shares
As further discussed in our Form 10-K, 5,000,000 “Company Earnout Shares” were contingently issuable and 344,828 “Sponsor Earnout Shares” were issued subject to clawback provisions. The Company Earnout Shares and the Sponsor Earnout Shares are collectively referred to as the “Earnout Shares” and are subject to certain vesting provisions.
On January 7, 2025, a total of 344,828 Sponsor Earnout Shares fully vested and were no longer subject to contingencies as the Company’s public stock price had surpassed $11.50 for twenty consecutive days, thereby fulfilling the vesting provision for the Sponsor Earnout Shares. These vesting conditions were not effective on the Company Earnout Shares until 6 months following the Business Combination (as defined and further described in our Form 10-K).
On January 8, 2025, the Company’s Board of Directors formally recognized the creation of the Refinity subsidiary, thereby meeting the milestone two conditions for the Company Earnout Shares. As such, 2,000,000 shares of Common Stock were issued on February 4, 2025 as a result of the satisfaction of the milestone.
On April 2, 2026, the Company’s Board of Directors formally recognized Accelsius entering into a binding contract providing for revenue to the Company and certain affiliates in excess of $15.0 million, thereby meeting the milestone one condition for the Company Earnout Shares. Accordingly, 1,999,854 shares of Common Stock were issued on April 17, 2026 as a result of the satisfaction of the milestone.
The Earnout Shares related to milestone three are liability classified and were fair valued at $4.8 million and $3.9 million as of June 30, 2026 and December 31, 2025, respectively. The Company recognized losses of $1.3 million and $0.9 million in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026, respectively. The Change in fair value of financial liabilities for the three and six months ended June 30, 2025 were gains of $3.1 million and $9.5 million, respectively.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 10. Warrants

	Number of Public Warrants	Number of Private Warrants	Number of 2024 WTI Warrants	Number of 2025 WTI Warrants	Number of Series A Warrants
Outstanding, December 31, 2025	11,240,688	7,146,000	2	2	1,625,235
Exercised	—	—	—	—	—
Issued	—	—	—	—	—
Outstanding, June 30, 2026	11,240,688	7,146,000	2	2	1,625,235
Public Warrants
The Company’s equity-classified public warrants expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share.
Private Placement Warrants
The Company’s liability-classified private placement warrants are measured at fair value based on the price of the public warrants (Level 2 fair value measurement). The private placement warrants will expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share. The fair value of the private placement warrants was $9.9 million and $11.1 million as of June 30, 2026 and December 31, 2025, respectively, and is included in the warrant liability in the condensed consolidated balance sheets. The Company recognized gains of $1.7 million and $1.2 million for the three and six months ended June 30, 2026, respectively, in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the private placement warrants for the three and six months ended June 30, 2025, resulted in gains of $3.5 million and $9.6 million, respectively.
WTI Warrants
On October 22, 2024, in connection with the WTI Facility, the Company issued warrants (the "2024 WTI Warrants") to the WTI Holders. The 2024 WTI Warrants are considered freestanding financial instruments. The fair value of the 2024 WTI Warrants was $15.5 million and $13.1 million as of June 30, 2026 and December 31, 2025, respectively, and is recorded as a warrant liability on the condensed consolidated balance sheets. The Company recognized losses of $2.5 million and $2.4 million for the three and six months ended June 30, 2026, respectively, in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the 2024 WTI warrants for the three and six months ended June 30, 2025, resulted in gains of $0.9 million and $4.8 million, respectively. The 2024 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.
Each of the 2024 WTI Warrants is exercisable into one share of Common Stock. The number of shares of Common Stock deliverable under the 2024 WTI Warrants is not fixed; it is determined by dividing an aggregate coverage amount of $10.0 million by an exercise price that functions as a divisor rather than as the cash price payable per share. As further discussed in our annual financial statements, that exercise price was initially $10.00 per share; however, if the volume-weighted average price (“VWAP”) of the Common Stock over the five trading days preceding April 3, 2026, was less than $10.00 per share, then the exercise price would be reduced to such lower VWAP. As of April 3, 2026, the date which is the 18 months after the Company’s Common Stock began trading, the VWAP was $4.01. As such, the exercise price of the 2024 WTI Warrants was reduced from $10.00 to $4.01, and the aggregate number of shares of Common Stock deliverable upon exercise of the 2024 WTI Warrants increased from 1,000,000 to 2,493,765.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

On April 14, 2025, the Company issued the 2025 WTI Warrants to purchase up to $3 million of shares of Common Stock, as of the date of issuance and June 30, 2026 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035, with additional customary rights and protections. The 2025 WTI Warrants were issued to the WTI Holders in conjunction with the first issuance of the Convertible Debentures. The 2025 WTI Warrants serve as consideration for certain provisions under the Consent. The exercise price is initially equal to the VWAP over the 30 trading days ending on the trading day immediately preceding April 14, 2025; however, as of October 14, 2026, if the VWAP over the five trading days preceding October 14, 2026 is lower, the exercise price will be reduced to that lower VWAP. The fair value of the 2025 WTI Warrants was $3.2 million as of June 30, 2026 and December 31, 2025, and is recorded as a warrant liability on the condensed consolidated balance sheets. The Company recognized losses of $0.1 million and an immaterial amount for the three and six months ended June 30, 2026, respectively, in the change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the 2025 WTI warrants for the three and six months ended June 30, 2025 resulted in a loss of $0.3 million. The 2025 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.
Series A Warrants
On October 3, 2025, the Company issued in a private placement Series A Warrants to purchase an aggregate of 1,625,235 shares of Common Stock. The Series A Warrants have an exercise price of $8.00 per share, became exercisable on April 6, 2026, and will expire on October 3, 2030. The Series A Warrants are equity-classified and recorded as a component of additional paid-in capital.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 11. Stockholders' Equity
Series B Preferred Stock
As of June 30, 2026, 3,000,000 shares of the authorized preferred stock are designated as Series B preferred stock, $0.0001 par value per share (“Series B Preferred Stock”).
Series B Preferred Stock is entitled to an 8% annual rate dividend. On January 16, 2026, the Company distributed 2,648 shares of Series B Preferred Stock to represent cumulative dividends for Series B Preferred Stock, covering the year ended December 31, 2025, as a payment in kind at the specified rate. During the six months ended June 30, 2026, the holders of Series B Preferred Stock converted 11,013 shares of Series B Preferred Stock to 16,524 shares of Common Stock.
The Company had a total of 24,779 shares of Series B Preferred Stock issued and outstanding as of June 30, 2026. As of June 30, 2026, the Company accrued an immaterial amount for the 8% dividend in accrued expenses on the condensed consolidated balance sheets.
Series C Preferred Stock
As of June 30, 2026, 5,000,000 shares of the authorized preferred stock are designated as Series C preferred stock, $0.0001 par value per share (the “Series C Preferred Stock”).
Series C Preferred Stock is entitled to an 8% annual rate dividend. On January 16, 2026, the Company distributed 9,270 shares of Series C Preferred Stock to represent cumulative dividends for Series C Preferred Stock, covering the year ended December 31, 2025, as payment in kind at the specified rate. During the six months ended June 30, 2026, the holders of Series C Preferred Stock made no conversions of Series C Preferred Stock.
The Series C Preferred Stock is subject to similar terms and conditions as the Series B Preferred Stock. The Company had a total of 159,270 shares of Series C Preferred Stock issued and outstanding as of June 30, 2026. As of June 30, 2026, the Company accrued $0.1 million for the 8% dividend in accrued expenses on the condensed consolidated balance sheets.
On March 20, 2025, in connection with the issuance of Series C Preferred Stock, the Company extinguished the outstanding amount of related party notes totaling $14.0 million. The Company recognized a loss of $3.5 million in Loss on extinguishment of related party debt on the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2025.
Standby Equity Purchase Agreement (“SEPA”)
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
During the six months ended June 30, 2026 and 2025, the Company sold 2,164,552 and 73,993 shares of Common Stock under the SEPA, respectively, raising $13.3 million and $0.9 million in cash proceeds, respectively, which is classified within Issuance of common shares, net of issuance costs in the condensed consolidated statements of changes in mezzanine and stockholders' equity. As of June 30, 2026, the maximum remaining availability under the SEPA is approximately $53.9 million.
Registered Issuances
On January 12, 2026, the Company entered into securities purchase agreements with four institutional investors for the purchase and sale of 11,428,572 shares of Common Stock for gross proceeds of approximately $40.0 million, before deducting placement agent fees and offering expenses.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 12. Stock-based Compensation
2024 Equity and Incentive Compensation Plan
Restricted Stock Units
During the six months ended June 30, 2026, the Company granted 2,189,295 restricted stock units (“RSUs”) to Company employees, directors and contractors as part of the 2024 Equity and Incentive Compensation Plan. The RSUs had a grant date fair value of $11.6 million based on a weighted average fair value per unit of $5.30. The fair value of RSUs is determined based on the closing market price of the Company’s Common Stock at the date of the grant.
The Company recognized compensation costs related to RSUs of $2.2 million and $3.8 million for the three and six months ended June 30, 2026, respectively, and $7.0 million and $10.9 million for the three and six months ended June 30, 2025, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, the Company had $12.6 million in stock-based compensation expense related to RSUs remaining to be recognized over approximately 1.9 years.
Stock Options
On April 2, 2026, the Company issued 614,865 stock options to Company employees. The stock options were granted with an exercise price of $6.00. Using the Black-Scholes option pricing model, the estimated grant date fair value of the stock options was $2.36 per option based on an expected volatility of 60%, an expected option term of approximately 5.5 years and risk-free rate of return of 3.93%. The stock options have a maximum contractual life of 10 years from the grant date.
The Company recognized compensation costs related to stock options of $0.5 million and $0.9 million for the three and six months ended June 30, 2026 and $1.5 million and $2.5 million for the three and six months ended June 30, 2025, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, the Company had $2.7 million in compensation expense related to stock options remaining to be recognized over approximately 1.9 years.
Stock Appreciation Rights
In 2024, the Company issued 30,000 cash-settled stock appreciation rights (“SARs”) which were recognized at their fair value as of the date of the grant. These SARs entitle participants to cash equal to the value of the appreciation in Accelsius’ stock price over the base price established of $12.175. These cash-settled SARs are liability classified and are revalued at each reporting period. The SARs were valued as of June 30, 2026 using the Black-Scholes option-pricing model based on an expected volatility of 70%, an expected term of approximately 1.0 year, and risk-free rate of return of 3%. The Company recognized an immaterial decrease in compensation expense for the three and six months ended June 30, 2026 in relation to the change in fair value of the cash-settled SARs. For the three and six months ended June 30, 2025, the Company recognized decreases in compensation expense of $0.2 million and $0.7 million, respectively, in relation to the change in fair value of the cash-settled SARs.
Subsidiary Equity Plan
On May 8, 2026, the Company granted 252,580 Class C units under the Accelsius Subsidiary Equity Plan, with a grant date fair value of $9.00 per share. The Company recognized unit-based compensation costs of $3.0 million and $5.7 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2025, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, the Company had $16.3 million in unit-based compensation expense remaining to be recognized over approximately 1.6 years.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 13. Income Taxes
The Company recognized income tax benefits of $1.5 million and $4.6 million, during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized an income tax benefit of $2.2 million and $3.6 million respectively.
For interim tax reporting, the Company estimated one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date pre-tax book loss. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. The effective tax rate was a benefit of 6.78% for the six months ended June 30, 2026, driven primarily by an increase in the valuation allowance as a result of pre-tax book loss activity.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 14. Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common shares and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of Series B Preferred Stock, Series C Preferred Stock, 2024 WTI Warrants and 2025 WTI Warrants, which are determined to be participating securities, do not have a contractual obligation to fund losses, undistributed net losses are not allocated to them for purposes of the loss per share calculation.
Presented in the table below is a reconciliation of the numerator and denominator for the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss attributable to Innventure, Inc., stockholders	$(26,503)	$(84,227)	$(47,308)	$(227,224)
Less: Cumulative earnings to participating securities	35	37	73	42
Undistributed loss for participating securities	(26,538)	(84,264)	(47,381)	(227,266)
Less: Undistributed loss attributable to participating securities	—	—	—	—
Net loss attributable to common stockholders, basic and diluted	$(26,538)	$(84,264)	$(47,381)	$(227,266)

Denominator:
Weighted average number of shares outstanding, basic and diluted	83,117,031	52,546,491	80,504,971	49,417,092
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(1.60)	$(0.59)	$(4.60)
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table presents the potential Common Stock outstanding that was excluded from the computation of diluted net loss per share of Common Stock for the periods presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Public warrants	11,240,688	11,240,688	11,240,688	11,240,688
Private placement warrants	7,146,000	7,146,000	7,146,000	7,146,000
2024 WTI Warrants	2,493,765	1,000,000	2,493,765	1,000,000
Convertible Debentures	—	2,817,200	—	2,817,200
2025 WTI Warrants	495,074	495,074	495,074	495,074
Series A Warrants	1,625,235	—	1,625,235	—
Series B Preferred Stock	49,558	41,762	49,558	26,516
Series C Preferred Stock	318,540	189,000	318,540	194,062
Share options	1,635,192	1,596,702	1,635,192	1,596,702
RSUs	2,097,321	2,148,001	2,097,321	2,148,001
SARs(1)	4,000,000	4,000,000	4,000,000	4,000,000
(1)As of June 25, 2025, each of the Company’s share-settled SAR agreements was amended to limit payments made in the form of Common Stock to a maximum number of shares specified for the applicable holder, which total 4,000,000 in the aggregate.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 15. Related Party Transactions
Transactions with the ESG Fund
As more fully described in Note 2. Accounting Policies in our Form 10-K, the Company earns a 1%-2% management fee for administrative, finance and accounting, and other back-office functions from the ESG Fund. Management fees earned from the ESG Fund were $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, which is recorded as Revenue in the condensed consolidated statements of operations and comprehensive income (loss). There were no management fees from the ESG Fund for the three and six months ended June 30, 2026.
Transactions with AeroFlexx
As of June 30, 2026 and December 31, 2025, the Company had $16.3 million and $10.5 million, respectively, of additional advances to AeroFlexx which is included in Due from related parties in the condensed consolidated balance sheets. The advances have no stated interest or maturity date but are expected to be repaid within a year.
On March 24, 2025, the Company issued 578,294 shares of Series C Preferred Stock to settle AeroFlexx’s debt with a related party. The Company considers the stock issuance to be an investment in AeroFlexx of $5.8 million which was recorded in Investments on the condensed consolidated balance sheets.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 16. Commitments and Contingencies
PCT Guaranty
On April 22, 2020, the Company entered into a guaranty with a counterparty to unconditionally guarantee PureCycle Technologies, Inc.’s (“PCT”) obligation to reimburse a $5.0 million prepayment upon PCT’s failure to meet certain performance thresholds. Performance thresholds include the commission and construction of a plant. The guaranty has no expiration. There were no amounts paid by the Company for both the guaranty and interest. As of June 30, 2026 and December 31, 2025, there was no principal outstanding under the guaranty.
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

Amount
2026 (remaining six months)	$825
2027	825
2028	825
2029	825
2030	825
Thereafter	8,250
Total	$12,375
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
The Company is committed to pay annual royalties based on Refinity-related gross sales and licensing revenue starting in 2025. For the three and six months ended June 30, 2026 and 2025, no royalty payments were made to the third party.
Framework Agreement
On January 22, 2025, Refinity entered into the Framework Agreement (“Framework Agreement”) with a third party to obtain research services focusing on the further development and optimization of the Gasification Technology.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Refinity agreed to pay a minimum fee of €2.0 million for the period beginning January 22, 2025 and ending April 30, 2026 (“Year 1”), and €3.0 million for the period beginning May 1, 2026 and ending April 30, 2027 (“Year 2”); provided that, if the third party is unable to provide all of the services contemplated to be provided during Year 1 due to its resource constraints, any unused portion of the minimum fee for Year 1 will be deferred to Year 2 and added to the Year 2 minimum fee. Expenses for services from contracts under the Framework Agreement are recognized as incurred and are applied to the minimum fee. Refinity incurred €0.2 million and €0.7 million of service expenses toward the Year 1 minimum fee for the three and six months ended June 30, 2026, respectively, and €0.3 million for the three and six months ended June 30, 2025. After currency conversion, Refinity incurred $0.2 million and $0.8 million toward the Year 1 minimum fee during the three and six months ended June 30, 2026, respectively, and $0.4 million for the three and six months ended June 30, 2025. Additionally, during the three and six months ended June 30, 2026, Refinity made payments of $0.2 million and $0.9 million on costs incurred as a part of the Year 1 minimum fee. Refinity made payments of $0.6 million toward the Year 1 minimum fee for both the three and six months ended June 30, 2025. As of June 30, 2026, there was no unused portion of the minimum fee for Year 1, as the Company met the full commitment.
Refinity incurred €0.5 million of service expenses toward the Year 2 minimum fee for the three and six months ended June 30, 2026. After currency conversion, Refinity incurred $0.6 million toward the Year 2 minimum fee during the three and six months ended June 30, 2026. Refinity made payments of $1.0 million for the three and six months ended June 30, 2026.
ACT Lawsuit
On May 12, 2023, Advanced Cooling Technologies, Inc. (“ACT”) filed a complaint, which has been subsequently amended twice, against Accelsius in the Court of Common Pleas of Lancaster County, Pennsylvania, alleging claims against Accelsius and an Accelsius employee who was previously an employee of ACT. The claims include violations of the employee’s non-competition and confidentiality obligations, misappropriation and theft of ACT’s trade secrets, unfair competition and tortious interference. The complaint seeks injunctive relief and monetary damages.
The Company disputes the allegations asserted in the complaint and is defending them vigorously, having defeated an early motion for preliminary injunction. Discovery is substantially complete. Accelsius is unable to predict the outcome of this matter or reasonably estimate the possible loss or range of loss, if any.

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

	Three months ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Revenue	$914	$254	$2,236	$255
Interest income	266	—	614	4

Cost of sales	$243	$2,861	$1,269	$3,045
Employee costs	9,144	3,517	17,714	7,804
Facilities, equipment & supplies	1,629	80	2,907	461
General and administrative	546	840	1,190	3,235
Outside services	652	501	1,328	809
Research and development	5,153	3,678	9,142	8,023
Sales and marketing	331	148	919	432
Depreciation expense *	332	156	674	301
Interest expense	178	190	349	317
Income tax expense (benefit)	18	(2,645)	(3,134)	(4,104)
Goodwill impairment	—	113,344	—	346,557
Other **	325	91	581	195
Total Expenses	$18,551	$122,761	$32,939	$367,075

Net Loss	$(17,371)	$(122,507)	$(30,089)	$(366,816)
* Represents depreciation expense not already included in Cost of sales.
** Other - travel and other miscellaneous expenses.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table reconciles the reportable segment to amounts reflected in our condensed consolidated financial statements.

	Three months ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:	(in thousands)
Technology	$914	$254	$2,236	$255
Other	93	249	268	499
Elimination of management services provided to Technology	(54)	(27)	(108)	(54)
Consolidated Revenues	$953	$476	$2,396	$700

Interest Expense:
Technology	$178	$190	$349	$317
Other	1,000	2,747	2,369	4,382
Elimination of Intercompany Interest	(70)	—	(137)	—
Consolidated Interest Expense	$1,108	$2,937	$2,581	$4,699

Interest Income:
Technology	$266	$—	$614	4
Other	381	290	584	$510
Elimination of Intercompany Interest	(70)	—	(137)	$—
Consolidated Interest Income	$577	$290	$1,061	$514

Depreciation and Amortization Expense:
Technology	$5,658	$5,629	$11,326	$11,177
Other	2	5	5	5
Consolidated Depreciation and Amortization Expense	$5,660	$5,634	$11,331	$11,182

Net Loss:
Technology	$(17,371)	$(122,508)	$(30,089)	$(366,817)
Other	(17,543)	(18,767)	(32,608)	(28,132)
Consolidated Net Loss	$(34,914)	$(141,275)	$(62,697)	$(394,949)

Capital Expenditures:
Technology	$228	$15	$1,074	$932
Consolidated Capital Expenditures	$228	$15	$1,074	$932
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 included in Item 1 of this Form 10-Q and our and our predecessor’s, as applicable, audited consolidated financial statements and related notes as of and for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”). This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below in this section and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward–Looking Statements” included elsewhere in this Form 10-Q and in the Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Innventure is an industrial growth conglomerate that founds, funds, and operates companies with a focus on commercializing transformative, sustainable technology solutions acquired or licensed from technology innovators, which are typically multinational corporations (“MNCs”) with the intent to maximize value for stockholders and other stakeholders through positive cash flow generated through long term ownership and operation of AeroFlexx, LLC (“AeroFlexx”), Accelsius Holdings LLC (“Accelsius”) and Refinity Olefins, LLC (“Refinity” and, together with AeroFlexx, Accelsius, and those subsidiary companies that Innventure may found, fund, and operate going forward, the “Innventure Companies”). Refer to Item 1. “Business” of the Form 10-K for a detailed discussion of our business activities.
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

Results of Operations for the three and six months ended June 30, 2026 and 2025
Comparison of the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change
	(in thousands)
Revenue	$953	$476	$477	100.2%

Operating Expenses
Cost of sales	5,073	2,861	2,212	77.3%
General and administrative	14,499	18,569	(4,070)	(21.9)%
Sales and marketing	3,089	2,208	881	39.9%
Research and development	9,780	6,068	3,712	61.2%
Goodwill impairment	—	113,344	(113,344)	*
Total Operating Expenses	32,441	143,050	(110,609)	(77.3)%

Loss from Operations	(31,488)	(142,574)	111,086	(77.9)%

Non-operating (Expense) and Income
Interest expense, net	(531)	(2,647)	2,116	(79.9)%
Net gain on investments	39	—	39	nil
Change in fair value of financial liabilities	(2,188)	7,176	(9,364)	(130.5)%
Equity method investment (loss) income	(1,491)	(1,924)	433	(22.5)%
Loss on extinguishment of debt	—	(3,462)	3,462	(100.0)%
Miscellaneous other expense	(773)	(64)	(709)	1,107.8%
Total Non-operating (Expense) Income	(4,944)	(921)	(4,023)	436.8%

Income tax benefit	(1,518)	(2,220)	702	(31.6)%

Net Loss	(34,914)	(141,275)	106,361	(75.3)%
Less: net loss attributable to
Non-controlling interest	(8,411)	(57,048)	48,637	(85.3)%

Net Loss Attributable to Innventure, Inc. stockholders	(26,503)	(84,227)	57,724	(68.5)%
__________________
*not meaningful

Revenue
Revenue was $1.0 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.5 million or 100.2%. The increase was driven by an increase of product sales and service revenue in the Technology segment.
Cost of sales
Cost of sales was $5.1 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $2.2 million or 77.3%. The increase related to an increase in revenue in the Technology segment resulting in an increase in costs related to supplies and materials, amortization of intangible assets, and employee costs.
General and administrative
General and administrative expense was $14.5 million and $18.6 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $4.1 million, or 21.9%. The decrease was due to a decrease in stock-based compensation costs and a decrease in professional and legal fees.
Goodwill impairment
Goodwill impairment expense was $113.3 million for the three months ended June 30, 2025. The prior-year charge was due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were sensitive to the general downward volatility experienced in the stock market during 2025. There was no goodwill impairment expense during the three months ended June 30, 2026.
Sales and marketing
Sales and marketing expense was $3.1 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.9 million, or 39.9%. The increase was due to increased marketing-related events and expenses primarily associated with the commercialization of the Technology segment, and employee expenses, partially offset by a decrease in marketing related professional fees.
Research and development
Research and development expense was $9.8 million and $6.1 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $3.7 million, or 61.2%. The increase was due to increased expenses in the development of new technologies related to Refinity.
Interest expense, net
Interest expense, net was $0.5 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $2.1 million, or 79.9%. The decrease was due to a decrease in interest expense on related party notes and interest related to the amortization of issuance costs for the convertible debentures issued pursuant to that certain securities purchase agreement entered into with Yorkville on March 25, 2025 (the “Existing Convertible Debentures”) and the convertible debentures issued pursuant to that certain securities purchase agreement entered into with Yorkville on September 15, 2025 (the “New Convertible Debentures” and, together with the Existing Convertible Debentures, the “Convertible Debentures”), which were either converted to equity or paid off.
Change in fair value of financial liabilities
The change in fair value of financial liabilities was a net loss of $2.2 million for the three months ended June 30, 2026, as compared to a gain of $7.2 million for the three months ended June 30, 2025. Changes in the fair value are due to changes in the fair value of the earnout and warrant liabilities.
Equity method investment (loss) income
Equity method investment activity for the three months ended June 30, 2026 and 2025 were net losses of $1.5 million and $1.9 million, respectively, from the Company’s equity method investment in AeroFlexx.

Loss on extinguishment of debt
Loss on extinguishment of debt was $3.5 million for the three months ended June 30, 2025. The prior-year loss was due to the modification of the term loan facility with WTI Fund X, Inc. and WTI Fund XI, Inc. in the aggregate principal amount of up to $50.0 million (the “WTI Facility”) in connection with the issuance of the first tranche of the Existing Convertible Debentures. There was no loss on extinguishment of debt for the three months ended June 30, 2026.

Comparison of the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change
	(in thousands)
Revenue	$2,396	$700	$1,696	*

Operating Expenses
Cost of sales	10,326	3,045	7,281	*
General and administrative	27,249	38,245	(10,996)	(28.8)%
Goodwill impairment	—	346,557	(346,557)	*
Sales and marketing	5,986	4,304	1,682	39.1%
Research and development	17,620	12,321	5,299	43.0%
Total Operating Expenses	61,181	404,472	(343,291)	(84.9)%

Loss from Operations	(58,785)	(403,772)	344,987	(85.4)%

Non-operating (Expense) and Income
Interest expense, net	(1,520)	(4,185)	2,665	(63.7)%
Net gain on investments	108	—	108	—%
Change in fair value of financial liabilities	(2,125)	23,605	(25,730)	*
Equity method investment (loss) income	(3,007)	(8,680)	5,673	(65.4)%
Realized gain on conversion of available for sale investment	—	1,507	(1,507)	*
Loss on extinguishment of debt	(977)	(3,462)	2,485	*
Loss on extinguishment of related party debt	—	(3,538)	3,538	(100.0)%
Miscellaneous other expense	(948)	(43)	(905)	*
Total Non-operating (Expense) Income	(8,469)	5,204	(13,673)	(262.7)%

Income tax benefit	(4,557)	(3,619)	(938)	25.9%

Net (Loss) Income	(62,697)	(394,949)	332,252	(84.1)%
Less: net loss attributable to
Non-controlling interest	(15,389)	(167,725)	152,336	(90.8)%

Net Income Attributable to Innventure, Inc. stockholders	(47,308)	(227,224)	179,916	(79.2)%
*not meaningful

Revenue
Revenue was $2.4 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.7 million. The increase was driven by an increase of product sales and service revenue in the Technology segment.
Cost of sales
Cost of sales was $10.3 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $7.3 million. The increase relates to the generation of revenue in the Technology segment resulting in an increase in costs related to supplies and materials, amortization of intangible assets, and employee costs.
General and administrative
General and administrative expense was $27.2 million and $38.2 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $11.0 million or 28.8%. The decrease in expenditures was due to a decrease in stock-based compensation costs and a decrease in professional and legal fees.
Goodwill impairment
Goodwill impairment expense was $346.6 million for the six months ended June 30, 2025. The impairment was due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were sensitive to the general downward volatility experienced in the stock market during the six months ended June 30, 2025. There was no goodwill impairment charge for the six months ended June 30, 2026.
Sales and marketing
Sales and marketing expense was $6.0 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.7 million, or 39.1%. The increase is due to increased marketing-related events and expenses primarily associated with the commercialization of the Technology segment, and employee expenses, partially offset by a decrease in marketing related professional fees.
Research and development
Research and development expense was $17.6 million and $12.3 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $5.3 million, or 43.0%. The increase was due to increased expense in the development of new technologies related to Refinity.
Interest expense, net
Interest expense, net was $1.5 million and $4.2 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $2.7 million, or 63.7%. The decrease was due to a decrease in interest expense on related party notes that were paid off during the six months ended June 30, 2025, a decrease in interest expense on the unsecured promissory notes issued and sold to investors between 2018 and 2021, which were repaid during the six months ended June 30, 2026, and due to a decrease in interest related to the amortization of issuance costs for the Convertible Debentures, which were either converted to equity or paid off during the six months ended June 30, 2026.
Change in fair value of financial liabilities
The fair value of financial liabilities increased by $2.1 million and decreased by $23.6 million for the six months ended June 30, 2026 and 2025, respectively, a change of $25.7 million. The change was primarily due to an increase in fair value of liabilities for warrants issued and earnout liabilities as compared to prior year, partially offset by a decrease in fair value of the private placement warrants.
Equity method investment (loss) income
Equity method investment loss was $3.0 million and $8.7 million for the six months ended June 30, 2026 and 2025, respectively, a change of $5.7 million, or 65.4%. The change is related to losses from the Company’s equity method investment in AeroFlexx.
Realized gain on conversion of available for sale investment

Realized gain on conversion of available for sale investment was $1.5 million for the six months ended June 30, 2025. The gain was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain. There was no realized gain on conversion of available for sale investment for the six months ended June 30, 2026.
Loss on extinguishment of debt
Loss on extinguishment of debt was $1.0 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. The loss for the six months ended June 30, 2026, is due to a loss incurred as a result of the repayment of the Convertible Debentures. The prior-year loss was due to the modification of the WTI Facility in connection with the issuance of the first tranche of the Convertible Debentures.
Loss on extinguishment of related party debt
Loss on extinguishment of related party debt was $3.5 million for the six months ended June 30, 2025 due to the extinguishment of the related party loans by additional issuances of the Company’s Series C preferred stock, $0.0001 par value per share (“Series C Preferred Stock”). There was no gain or loss on extinguishment of related party debt for the six months ended June 30, 2026.

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

The following table provides a reconciliation from Net Loss to EBITDA and Adjusted EBITDA for the specified periods:

	Three months ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Net loss	$(34,914)	$(141,275)	$(62,697)	$(394,949)
Interest expense, net(1)	531	2,647	1,520	4,185
Depreciation and amortization expense	5,660	5,634	11,331	11,182
Income tax benefit	(1,518)	(2,220)	(4,557)	(3,619)
EBITDA	(30,241)	(135,214)	(54,403)	(383,201)
Change in fair value of financial liabilities(2)	2,188	(7,176)	2,125	(23,605)
Stock-based compensation(3)	5,477	9,406	10,309	15,247
Goodwill impairment(4)	—	113,344	—	346,557
Loss on extinguishment of debt(5)	—	3,462	977	3,462
Loss on extinguishment of related party debt(6)	—	—	—	3,538
Adjusted EBITDA	$(22,576)	$(16,178)	$(40,992)	$(38,002)
(1) Interest Expense, net, includes interest incurred on our various borrowing facilities and the amortization of debt issuance costs.
(2) Change in fair value of financial liabilities – For the three and six months ended June 30, 2026 and 2025, the change in fair value of financial liabilities primarily consists of the change in fair value of the warrant liability, the earnout liability and the embedded derivatives in various instruments.
(3) Stock based compensation – For the three and six months ended June 30, 2026 and 2025, stock based compensation primarily consisted of awards in the 2024 Equity and Incentive Plan. These awards consisted of Stock Options, Restricted Stock Units, and Stock Appreciation Rights. Further, a portion of this expense was related to share-based payment employee incentive plans in existence at subsidiaries.
(4) Goodwill impairment - For the three and six months ended June 30, 2025, the Company recognized goodwill impairment due to sustained decreases in the Company’s publicly quoted share price and market capitalization, which were, at least in part, sensitive to the general downward volatility experienced in the stock market in the comparable period in the prior year. There was no goodwill impairment for the three and six months ended June 30, 2026.
(5) Loss on extinguishment of debt - For the six months ended June 30, 2026 the Company repaid the Convertible Debentures, which resulted in an aggregate of $1.0 million loss on extinguishment of debt. There was no loss on extinguishment of debt for the three months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recognized a loss on extinguishment of debt of $3.5 million in connection with the modification of the WTI Facility.
(6) Loss on extinguishment of related party debt - For the six months ended June 30, 2025, the Company extinguished certain related party debts by issuing Series C Preferred Stock. There was no loss on extinguishment of related party debt for the three months ended June 30, 2026.

Liquidity and Capital Resources
As discussed in more detail below, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in Item 1. of this Form 10-Q were issued. The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.
Sources of Liquidity
In assessing liquidity, we monitor and analyze cash on hand and operating expenditure commitments. Our material cash requirements are from working capital requirements and operating expense obligations.
The following is a summary of the components of our current liquidity:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$41,543	$60,449
Restricted cash	5,000	5,000
Working capital	11,672	6,878
Our long-term future liquidity requirements will depend on many factors, including funding required by us and our Innventure Companies to (i) support the growth of each of Innventure and the Innventure Companies and their respective business strategies; (ii) fund working capital, capital expenditures and general corporate expenditures; and (iii) support other business opportunities and expenditures. As of June 30, 2026, and over the next 12 months, we anticipate that Innventure will require at least $50.0 million to meet its operating and strategic needs, with up to an additional $25.0 million to support our Innventure Companies to the extent that they do not raise capital independently.
We expect to meet these needs through a combination of cash on hand, operating cash flows, strategic investments, the SEPA with Yorkville (maximum remaining availability of approximately $53.9 million subject to the satisfaction of certain conditions in the SEPA) and additional financings completed by us and our Innventure Companies. While Innventure believes that Accelsius, AeroFlexx and Refinity have reached sufficient levels of maturity to be in a position to raise their own financing, if required, Innventure intends to continue to provide financial support to these Innventure Companies. Summarized below are equity and debt financing activities made for the six months ended June 30, 2026 and as of the date of this Form 10-Q.
•During the six months ended June 30, 2026, the Company sold 2,164,552 shares of Common Stock under the SEPA, raising $13.3 million in cash proceeds.
•On January 12, 2026, the Company entered into securities purchase agreements with four institutional investors, and their affiliates, for the purchase and sale of 11,428,572 shares of Common Stock for gross proceeds of approximately $40.0 million, before deducting placement agent fees and offering expenses.
Cash Flows
Cash flows associated with operating, investing and financing activities for the six months ended June 30, 2026 and 2025 are summarized as follows:

			Change
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Amount	% Change
	(in thousands)
Net Cash Used In Operating Activities	$(59,466)	$(36,754)	$(22,712)	61.8%
Net Cash Used In Investing Activities	(1,074)	(3,640)	2,566	(70.5)%
Net Cash Provided By Financing Activities	41,634	41,240	394	1.0%
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(18,906)	$846	$(19,752)	(2,334.8)%

Net Cash Used in Operating Activities
Cash flows used in operating activities were $59.5 million for the six months ended June 30, 2026, as compared to $36.8 million for the six months ended June 30, 2025, an increase of $22.7 million, or 61.8%. The increase is primarily related to working capital impacts.
Net Cash Used in Investing Activities
Cash flows used in investing activities were $1.1 million for the six months ended June 30, 2026, as compared to $3.6 million for the six months ended June 30, 2025, a decrease of $2.6 million or 70.5%. The decrease is primarily related to lower remittances in investments in available-for-sale debt securities in the current period.
Net Cash Provided by Financing Activities
Cash flows provided by financing activities were $41.6 million for the six months ended June 30, 2026, as compared to $41.2 million for the six months ended June 30, 2025, an increase of $0.4 million or 1.0%. The increase is primarily related to proceeds from the issuance of equity, partially offset by the repayment of debts.
Indebtedness
Refer to Note 5. Borrowings to our condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 included in Item 1. of this Form 10-Q for a discussion of our indebtedness.
Contractual Obligations
The following table presents a summary of our contractual obligations, including payments due by period, as of June 30, 2026:

	2026 (remaining six months)	2027	2028	2029	Thereafter	Total
	(in thousands)
Operating lease	$355	$467	$228	$—	$—	$1,050
Debt obligations	16,149	8,244	4,561	—	—	28,954
Fixed future installments payable	825	825	825	825	9,075	12,375
Total	$17,329	$9,536	$5,614	$825	$9,075	$42,379
Going Concern
We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we and our Innventure Companies continue to have an ongoing need to raise additional cash from outside sources to sustain our and our Innventure Companies’ operations and fund our growth plans. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from public or private equity or debt financing or otherwise generate sufficient revenues from our Innventure Companies to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement additional cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities (at either the Innventure or Innventure Company level), it could result in substantial dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our Common Stock. See “Item 1A. Risk Factors – Risks Related to Innventure’s Business – There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern” in our Form 10-K.

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
Critical Accounting Estimates
As described in Note 2. Accounting Policies to our unaudited condensed consolidated financial statements included in this Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Form 10-K.
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
Our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
Except as described within Part I, Item 1, “Notes to the Condensed Consolidated Financial Statements - Note 16. Commitments and Contingencies”, there are presently no material pending legal proceedings to which the Company (including AeroFlexx, Accelsius and Refinity) is a party or of which any of its property is subject and no material proceedings to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, is an adverse party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.
Item 1A. Risk Factors.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities
During the quarter ended June 30, 2026, the Company issued to Yorkville an aggregate of 2,097,552 shares of Common Stock pursuant to the terms of the SEPA, at a weighted-average effective price of $6.21 per share for aggregate cash proceeds of $13.0 million. The Company issued the securities in transactions that did not involve an underwriter and did not require registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 4(a)(2) thereof or Regulation D promulgated under the Securities Act.

Issuer Repurchases of Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
DarkNX Project
At this time, Accelsius is party to a purchase order with DarkNX whereby Accelsius is to provide cooling equipment and services concerning six, ten-megawatt deployments.  Accelsius has recently been informed that the deployment site identified in the DarkNX purchase order is no longer available. Accelsius has removed the DarkNX project from its internal bookings pending identification of an alternative deployment location and satisfaction of other conditions.
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

3.1
Amended and Restated Certificate of Incorporation of Innventure, Inc., filed with the Secretary of State of Delaware on October 2, 2024 (incorporated by reference to Exhibit 3.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

3.2	By-laws of Innventure, Inc. (incorporated by reference to Exhibit 3.2 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on October 9, 2024).
3.3
Certificate of Designation of Series B Preferred Stock, dated October 2, 2024, of Innventure, Inc. (incorporated by reference to Exhibit 3.3 to Innventure, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

3.4
Certificate of Designation of Series C Preferred Stock, dated March 24, 2025, of Innventure, Inc. (incorporated by reference to Exhibit 3.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on March 25, 2025).

10.1#
Consulting Agreement by and between Innventure, Inc. and Gregory W. Haskell, dated June 26, 2026 (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on June 30, 2026).

10.2#
Employment Letter by and between William Grieco and Innventure LLC, dated June 26, 2026 (incorporated by reference to Exhibit 10.2 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on June 30, 2026).

31.1*	Rule 13a-14(a) Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended June 30, 2026.
31.2*	Rule 13a-14(a) Certification by David Yablunosky, Chief Financial Officer, for the quarter ended June 30, 2026.
32.1**	Section 1350 Certification by Gregory W. Haskell, Chief Executive Officer, for the quarter ended June 30, 2026.
32.2**	Section 1350 Certification by David Yablunosky, Chief Financial Officer, for the quarter ended June 30, 2026.
101*	The following financial statements from Innventure, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Changes in Mezzanine and Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________
*Filed herewith
**Furnished herewith
#    Indicates management contract or compensatory plan or arrangement
+Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNVENTURE, INC.

	By:	/s/ Gregory W. Haskell
	Name:	Gregory W. Haskell
	Title:	Chief Executive Officer and Director

/s/ David Yablunosky
	Name:	David Yablunosky
Date: August 13, 2026	Title:	Chief Financial Officer and Director