Form 10-Q
period 2026-09-30
Innventure, Inc.
filed 2026-11-12
CIK 2001557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 9, 2026, the registrant had 104,700,186 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “Innventure,” the “Company,” “we,” “our” or “us” refer to Innventure, Inc. and its consolidated subsidiaries.
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s business model, the financial condition, results of operations, earnings outlook and the prospects for AeroFlexx, LLC (“AeroFlexx” or “AFX”), Accelsius Holdings LLC (“Accelsius” or “ACC”) and Refinity Olefins, LLC (“Refinity” and, together with AeroFlexx and Accelsius, the “Innventure Companies”). Forward-looking statements generally relate to future events or the Company’s future financial or operating performance and may refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. Forward-looking statements are often identified by future or conditional words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “will,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the Company’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the parties) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The risks and uncertainties include, but are not limited to, those factors discussed and identified in the section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”) entitled “Risk Factors,” those discussed and identified in other public filings made with the Securities and Exchange Commission (the “SEC”) by the Company and the following:
•Innventure’s ability to preserve and increase the value of its interest in Accelsius;
•Innventure’s ability to control costs;
•Innventure’s ability to pursue and successfully complete strategic alternatives for AeroFlexx and Refinity, including potential sales and interim third-party financings;
•Innventure’s ability to identify and execute on alternatives to strengthen its financial position, including through the review being overseen by the Strategic Review Committee of its Board of Directors;
•Innventure’s and the Innventure Companies’ ability to execute on their strategies and achieve future financial performance, including their respective future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, and capital expenditures;
•Innventure’s and the Innventure Companies’ ability to invest in growth initiatives;
•developments and projections relating to Innventure’s and the Innventure Companies’ competitors and industry, including technological advances and the development of alternative or competing products or solutions;
•the implementation, timely adoption, market acceptance and success of Innventure’s and the Innventure Companies’ business models and growth strategies;
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
•sustained unfavorable economic or other conditions which could require Innventure to evaluate and potentially record additional impairment charges;
•Innventure’s ability to maintain control over the Innventure Companies;
•Innventure’s ability to meet the various conditions imposed by, and to satisfy its obligations to, WTI Fund X, Inc. and WTI Fund XI, Inc. (together, the “WTI Lenders”) under the WTI Facility (as defined below);
•Innventure’s ability to raise capital through sales of its common stock under the At the Market Offering Agreement, dated October 6, 2026 (the “Sales Agreement”), with Lucid Capital Markets, LLC (“Lucid”), which depends on, among other things, the trading price and volume of its common stock and the conditions, restrictions and limitations set forth therein;
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
•the risk that, if additional funding is unavailable or cannot be obtained on acceptable terms, in sufficient amounts or on a timely basis after Innventure concludes its funding of AeroFlexx and Refinity, AeroFlexx or Refinity may be required to wind up or cease operations or may be unable to continue as a going concern, and potential impairment charges, write-offs of intercompany advances and other costs and liabilities associated with any such wind-down or cessation of operations;
•the dilution of Innventure’s interests in the Innventure Companies resulting from financings or other transactions at those companies;
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
•the outcome of any legal proceedings against Innventure or the Innventure Companies, including (i) the putative class action case against the Company and (ii) the amount of attorneys’ fees that may be awarded to ACT (defined below) in connection with a summary judgment determination against Accelsius or any appeal by ACT of a summary judgment in favor of Accelsius;
•the risk that Innventure may be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which would impose burdensome compliance requirements and restrictions on its activities;

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
•operational risks related to Innventure and the Innventure Companies, which have limited operating history;
•Innventure’s ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC, including its minimum bid price requirement; and
•the limited liquidity and trading of Innventure’s securities.
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

Part I. Financial Information
Innventure, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited) (in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$21,952	$60,449
Restricted cash	5,000	5,000
Accounts receivable, net	2,084	1,094
Due from related parties	17,936	11,840
Inventories, net	2,696	1,604
Prepaid expenses and other current assets	3,513	3,167
Total Current Assets	53,181	83,154
Investments	25,460	28,741
Property, plant and equipment, net	6,432	1,941
Intangible assets, net	144,326	160,537
Goodwill	—	323,463
Other assets	1,312	1,351
Total Assets	$230,711	$599,187
Liabilities and Stockholders' Equity
Accounts payable	$4,382	$2,551
Accrued employee benefits	3,735	11,343
Accrued expenses	4,854	7,386
Contract liabilities	410	947
Notes payable - current	7,969	12,846
Term convertible note, current	8,102	7,890
Convertible promissory note, current	4,449	4,331
Patent installment payable - current	825	700
Obligation to issue equity	110	119
Warrant liability	12,149	27,458
Income taxes payable	32	23
Stock-based compensation liability - current	11	—
Other current liabilities	395	682
Total Current Liabilities	47,423	76,276
Notes payable, net of current portion	4,405	8,327
Earnout liability	490	3,890
Stock-based compensation liability	—	239
Patent installment payable, net of current portion	11,550	12,375
Deferred income taxes	9,783	13,848
Other liabilities	791	556
Total Liabilities	74,442	115,511
Commitments and Contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized;
Series B Preferred Stock, $0.0001 par value, 3,000,000 shares designated, 24,779 and 33,144 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares designated, 159,270 and 150,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 86,556,511 and 67,743,847 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	658,021	577,070
Accumulated other comprehensive loss	(391)	(1,260)
Accumulated deficit	(621,283)	(371,603)
Total Innventure, Inc., Stockholders’ Equity	36,355	204,214
Non-controlling interest	119,914	279,462
Total Stockholders' Equity	156,269	483,676
Total Liabilities and Stockholders' Equity	$230,711	$599,187
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$1,481	$534	$3,877	$1,234

Operating Expenses
Cost of sales	5,175	4,147	15,501	7,192
General and administrative	12,844	16,927	40,093	55,172
Sales and marketing	1,875	2,514	7,861	6,818
Research and development	9,502	6,151	27,122	18,472
Goodwill impairment	323,463	—	323,463	346,557
Total Operating Expenses	352,859	29,739	414,040	434,211

Loss from Operations	(351,378)	(29,205)	(410,163)	(432,977)

Non-operating Income (Expense)
Interest expense, net	(934)	(3,401)	(2,454)	(7,586)
Net gain (loss) on investments	(49)	—	59	—
Change in fair value of financial liabilities	20,834	(4,109)	18,709	19,496
Equity method investment loss	(1,489)	(1,602)	(4,496)	(10,282)
Realized gain on conversion of available for sale investment	—	—	—	1,507
Loss on extinguishment of debt	—	—	(977)	(3,462)
Loss on extinguishment of related party debt	—	—	—	(3,538)
Miscellaneous other income (expense), net	(284)	(21)	(1,232)	(64)
Total Non-operating Income (Expense)	18,078	(9,133)	9,609	(3,929)

Loss before income taxes	(333,300)	(38,338)	(400,554)	(436,906)

Income tax expense (benefit)	538	(3,603)	(4,019)	(7,222)
Net Loss	(333,838)	(34,735)	(396,535)	(429,684)
Less: net loss attributable to
Non-controlling interest	(131,466)	(6,403)	(146,855)	(174,128)
Net Loss Attributable to Stockholders	(202,372)	(28,332)	(249,680)	(255,556)

Basic and diluted loss per share	$(2.39)	$(0.51)	$(3.05)	$(4.96)
Basic and diluted weighted average common shares	84,727,303	55,846,721	81,927,882	51,583,853

Other comprehensive income (loss), net of taxes:
Unrealized income (loss) on available for sale debt securities - related party	253	281	877	(410)
Foreign currency translation adjustment	(8)	—	(8)	—
Reclassification of realized gain on conversion of available for sale investments	—	—	—	(1,507)
Total other comprehensive income (loss), net of taxes	245	281	869	(1,917)

Total comprehensive income (loss), net of taxes	(333,593)	(34,454)	(395,666)	(431,601)
Less: comprehensive loss attributable to
Non-controlling interest	(131,466)	(6,403)	(146,855)	(174,128)
Net Comprehensive Income (Loss) Attributable to Stockholders	$(202,127)	$(28,051)	$(248,811)	$(257,473)

See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity
	Series B Preferred Stock			Series C Preferred Stock		Common Stock
	Shares		Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity
December 31, 2025	33,144		$—	150,000	$—	67,743,847	$7	$577,070	$(371,603)	$(1,260)	$279,462	$483,676
Net loss	—		—	—	—	—	—	—	(20,805)	—	(6,978)	(27,783)
Series B Preferred Stock issued for paid-in-kind dividends	2,648		—	—	—	—	—	27	—	—	—	27
Issuance of common shares	—		—	—	—	11,495,572	1	37,206	—	—	—	37,207
Issuance of common shares for services	—		—	—	—	5,000	—	(11)	—	—	—	(11)
Conversion of convertible debentures	—		—	—	—	304,377	—	1,090	—	—	—	1,090
RSU settlement, net	—		—	—	—	505,141	—	(1,032)	—	—	—	(1,032)
Other comprehensive gain, net of taxes	—		—	—	—	—	—	—	—	88	—	88
Series C Preferred Stock issued for paid-in-kind dividends	—		—	9,270	—	—	—	93	—	—	—	93
Non-controlling interest issued and related transfers	—		—	—	—	—	—	532	—	—	(532)	—
Stock-based compensation	—		—	—	—	40,957	—	2,080	—	—	2,752	4,832
Accrued preferred dividends	—		—	—	—	—	—	(38)	—	—	—	(38)
Non-controlling interest and related transfers	—		—	—	—	—	—	—	—	—	—	—
March 31, 2026	35,792		$—	159,270	$—	80,094,894	$8	$617,017	$(392,408)	$(1,172)	$274,704	$498,149
Net loss	—		—	—	—	—	—	—	(26,503)	—	(8,411)	(34,914)
Issuance of common shares	—		—	—	—	2,097,552	—	13,854	—	—	—	13,854
RSU settlement, net	—		—	—	—	387,287	—	(244)	—	—	—	(244)
Vesting of earnout shares	—		—	—	—	1,999,854	—	—	—	—	—	—
Other comprehensive gain, net of taxes	—		—	—	—	—	—	—	—	528	—	528
Non-controlling interest issued and related transfers	—		—	—	—	—	—	(1,131)	—	—	1,131	—
Stock-based compensation	—		—	—	—	16,546	—	2,776	—	—	2,701	5,477
Accrued preferred dividends	—		—	—	—	—	—	(35)	—	—	—	(35)
Conversion to Common Stock	(11,013)		—	—	—	16,524	—	—	—	—	—	—
Non-controlling interest and related transfers	—		—	—	—	—	—	—	—	—	—	—
June 30, 2026	24,779	—	$—	159,270	$—	84,612,657	$8	$632,237	$(418,911)	$(644)	$270,125	$482,815

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity
	Series B Preferred Stock			Series C Preferred Stock		Common Stock
	Shares		Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity
Net loss	—		$—	—	$—	—	$—	$—	$(202,372)	$—	$(131,466)	(333,838)
Issuance of common shares, net of issuance costs	—		$—	—	$—	2,254,689	$—	$1,770	$—	$—	$—	1,770
Vesting of earnout shares	—		$—	—	$—	—	$—	$—	$—	$—	$—	—
Forfeiture of earnout shares	—		$—	—	$—	(435,168)	$—	$—	$—	$—	$—
Other comprehensive gain, net of taxes	—		$—	—	$—	—	$—	$—	$—	$253	$—	253
Non-controlling interest issued and related transfers	—		$—	—	$—	—	$—	$21,365	$—	$—	$(21,365)	—
Stock-based compensation	—		$—	—	$—	124,333	$—	$2,686	$—	$—	$2,620	5,306
Accrued preferred dividends	—		$—	—	$—	—	$—	$(37)	$—	$—	$—	(37)
September 30, 2026	24,779	—	$—	159,270	$—	86,556,511	$8	$658,021	$(621,283)	$(391)	$119,914	$156,269
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity											Mezzanine Equity
	Series B Preferred Stock		Series C Preferred Stock		Common Stock							Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity	Shares	Amount
December 31, 2024	1,102,000	$—	—	$—	44,597,154	$4	$502,865	$(78,262)	$909	$340,777	$766,293	—	$—
Net loss	—	—	—	—	—	—	—	(142,997)	—	(110,677)	(253,674)	—	—
Series B Preferred Stock buyback	(5,000)	—	—	—	—	—	(50)	—	—	—	(50)	—	—
Series B Preferred Stock issued for paid-in-kind dividends	21,808	—	—	—	—	—	218	—	—	—	218	—	—
Issuance of common shares, net of issuance costs	—	—	—	—	73,993	—	931	—	—	—	931	—	—
Issuance of common shares for services	—	—	—	—	87,971	—	997	—	—	—	997	—	—
Vesting of earnout shares	—	—	—	—	2,344,682	1	873	—	—	—	874	—	—
Other comprehensive gain, net of taxes	—	—	—	—	—	—	—	—	(2,387)	—	(2,387)	—	—
Conversion of related party notes	—	—	—	—	—	—	—	—	—	—	—	2,310,848	23,108
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	275,000	2,663
Issuance of Series C Preferred Stock for services	—	—	—	—	—	—	—	—	—	—	—	300,000	3,000
Non-controlling interest issued and related transfers	—	—	—	—	—	—	(26,304)	—	—	33,249	6,945	—	—
Distributions to stockholders	—	—	—	—	—	—	—	(26)	—	—	(26)	—	—
Stock-based compensation	—	—	—	—	—	—	4,943	—	—	898	5,841	—	—
Accrued preferred dividends	—	—	—	—	—	—	(217)	—	—	—	(217)	—	—
Transfer of Series C Preferred Stock from Mezzanine equity to Stockholders' equity	—	—	—	—	—	—	—	—	—	—	—	—	(45)
March 31, 2025	1,118,808	$—	—	$—	47,103,800	$5	$484,256	$(221,285)	$(1,478)	$264,247	$525,745	2,885,848	$28,726

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Mezzanine and Stockholders' Equity
(Unaudited) (in thousands, except share and per share amounts)

	Stockholders’ Equity												Mezzanine Equity
	Series B Preferred Stock			Series C Preferred Stock		Common Stock							Preferred Stock
	Shares		Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Non-Controlling Interest	Total Stockholders' Equity	Shares	Amount
Net loss	—		$—	—	$—	—	$—	$—	$(84,227)	$—	$(57,048)	$(141,275)	—	—
Issuance of common shares for services	—		—	—	—	7,500	—	92	—	—	—	92	—	—
Conversion of convertible debentures	—		—	—	—	473,825	—	2,533	—	—	—	2,533	—	—
Other comprehensive gain, net of taxes	—		—	—	—	—	—	—	—	189	—	189	—	—
Non-controlling interest issued and related transfers	—		—	—	—	—	—	1,036	—	—	(603)	433	—	—
Stock-based compensation	—		—	—	—	—	—	8,493	—	—	912	9,405	—	—
Accrued preferred dividends	—		—	—	—	—	—	198	—	—	—	198	—	12
Conversion to Common Stock	(1,085,664)		—	—	—	7,636,369	1	27,269	—	—	—	27,270	(2,735,848)	(27,270)
Transfer of Series C Preferred Stock from Mezzanine equity to Stockholders' equity	—		—	150,000	—	—	—	1,468	—	—	—	1,468	(150,000)	(1,468)
June 30, 2025	33,144	—	$—	150,000	$—	55,221,494	$6	$525,345	$(305,512)	$(1,289)	$207,508	$426,058	—	$—
Net loss	—		$—	—	$—	—	$—	$—	$(28,332)	$—	$(6,403)	(34,735)	—	—
Issuance of common shares for services	—		$—	—	$—	7,500	$—	$97	$—	$—	$—	97	—	—
Conversion of convertible debentures	—		$—	—	$—	663,916	$—	$3,428	$—	$—	$—	3,428	—	—
RSU settlement, net	—		$—	—	$—	327,248	$—	$(430)	$—	$—	$—	(430)	—	—
Other comprehensive gain, net of taxes	—		$—	—	$—	—	$—	$—	$—	$281	$—	281	—	—
Non-controlling interest issued and related transfers	—		$—	—	$—	—	$—	$(7,776)	$—	$—	$11,958	4,182	—	—
Distributions to stockholders	—		$—	—	$—	—	$—	$—	$—	$—	$—	—	—	—
Stock-based compensation	—		$—	—	$—	—	$—	$4,978	$—	$—	$2,747	7,725	—	—
Accrued preferred dividends	—		$—	—	$—	—	$—	$(28)	$—	$—	$—	(28)	—	—
Transfer of Series C Preferred Stock from Mezzanine equity to Stockholders' equity	—		$—	—	$—	—	$—	$—	$—	$—	$—	—	—	—
September 30, 2025	33,144	—	$—	150,000	$—	56,220,158	$6	$525,614	$(333,844)	$(1,008)	$215,810	$406,578	—	$—
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash Flows Used in Operating Activities
Net loss	$(396,535)	$(429,684)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	15,615	22,972
Interest income on debt securities - related party	(280)	(299)
Change in fair value of financial liabilities	(18,709)	(19,496)
Non-cash interest expense on notes payable	1,707	5,142
Net gain on investments	(59)	—
Accrued unpaid interest on note payable	355	220
Equity method investment loss	4,496	10,282
Realized gain on conversion of available for sale investments	—	(1,507)
Loss on extinguishment of debt	977	3,462
Loss on extinguishment of related party debt	—	3,538
Deferred income taxes	(4,066)	(8,141)
Loss on disposal of PPE	410	—
Depreciation and amortization	16,934	16,821
Goodwill impairment	323,463	346,557
Other costs	1,409	233
Changes in operating assets and liabilities:
Accounts receivable	(990)	(1,286)
Prepaid expenses and other current assets	(6,442)	(6,461)
Inventory	(1,092)	(1,226)
Accounts payable	548	(2,448)
Accrued employee benefits	(7,852)	2,491
Accrued expenses	(2,552)	376
Stock-based compensation liability	(227)	(923)
Income taxes payable	9	930
Liability for future stock issuance	—	2,158
Other current liabilities	(424)	(230)
Other assets	16	(60)
Payment of patent installment	(700)	(525)
Contract liabilities	(536)	776
Net Cash Used In Operating Activities	(74,525)	(56,328)
Cash Flows Used In Investing Activities
Investment in available-for-sale debt securities - equity method investee	—	(2,708)
Acquisition of property, plant and equipment	(4,340)	(1,371)
Net Cash Used In Investing Activities	(4,340)	(4,079)
Cash Flows Provided By Financing Activities
Proceeds from issuance of equity, net of issuance costs	51,819	3,675
Proceeds from the issuance of equity to non-controlling interest, net of issuance costs	—	6,327
Proceeds from the issuance of related party convertible promissory notes	—	6,350
Proceeds from the issuance of term convertible notes	—	14,950
Proceeds from issuance of debt securities, net of issuance costs	—	36,000
Payment of debts	(10,419)	(3,877)
Taxes paid related to net share settlement of equity awards	(1,032)	—
Distributions to stockholders and other	—	(76)
Net Cash Provided By Financing Activities	40,368	63,349
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(38,497)	2,942
Cash, Cash Equivalents and Restricted Cash, Beginning of period	65,449	11,119
Cash, Cash Equivalents and Restricted Cash, End of period	$26,952	$14,061

Innventure, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Supplemental Cash Flow Information
Cash paid for interest	$1,646	$2,551
Supplemental Disclosure of Noncash Investing Information
Accrued purchases of equipment	1,282	—
Supplemental Disclosure of Noncash Financing Information
Conversion of working capital loans to equity method investee into investments in debt securities - related party	—	4,375
Unrealized gain on investments in debt Securities - related party through OCI	877	410
Recognition of right of use asset and corresponding lease liability	371	879
Extinguishment of debt with Series C Preferred Stock	—	14,000
Contribution of Series C Preferred Stock to equity method investee	—	5,783
Conversion of AFX available-for-sale term loan into equity method investments	—	8,757
Issuance of common stock as repayment of convertible debt	1,090	5,961
Issuance of vested RSUs	244	—
Issuance of stock in exchange for services	11	4,187
Conversion of preferred stock into common stock	—	36,910
Transfer of Series C Preferred Stock from Mezzanine to Stockholders' equity	—	1,468
Embedded derivative in association with Convertible Debentures	—	1,774
Equity reallocation between non-controlling interest and additional paid-in capital	20,766	36,313
Embedded derivative liability derecognition	—	3,297
See accompanying notes to condensed consolidated financial statements.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business
Unless the context otherwise requires, references herein to "Innventure", "we", "us", "our" and "the Company" refer to the business and operations of Innventure, Inc., and its consolidated subsidiaries.
Innventure builds, scales and operates the companies that it has founded as those companies commercialize new technologies. Innventure has launched four operating companies since its inception: PureCycle Technologies, Inc. (“PCT”), AeroFlexx, LLC (“AeroFlexx”), Accelsius Holdings LLC (“Accelsius”) and Refinity Olefins, LLC (“Refinity” and, together with AeroFlexx and Accelsius, the “Innventure Companies”). Innventure no longer has a material economic interest in PCT. In addition to operating the Innventure Companies, Innventure is focused on preserving and maximizing the value of its operating-company interests for its stockholders through disciplined capital allocation, focused execution, strong governance and strategic initiatives. Innventure, Inc. is headquartered in Orlando, Florida.

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
Going Concern
As of September 30, 2026, the Company had a cash balance of $22.0 million, a restricted cash balance of $5.0 million, accumulated deficit of $621.3 million and working capital of $5.8 million. The Company incurred net losses of $333.8 million and $396.5 million for the three and nine months ended September 30, 2026, respectively. We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we continue to have an ongoing need to raise significant additional cash from outside sources to sustain our operations.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 3. Investments

	September 30, 2026	December 31, 2025
	(in thousands)
Equity-method investments	$14,999	$19,495
Investments in equity, at fair value	59	—
Investment in debt securities - AFS	10,402	9,246
Total Investments	$25,460	$28,741
Equity-method investments
ESG Fund
The Innventus ESG Fund I, L.P. (the “ESG Fund”) is an investment company that follows a specialized basis of accounting established by GAAP. The Company’s general partnership interest in the ESG Fund is substantially illiquid. While the ESG Fund’s holdings are accounted for at fair value, the equity-method investment in the ESG Fund is adjusted to reflect the fair value of the underlying investments of the ESG Fund as of September 30, 2026 and December 31, 2025. The fair value of the underlying investments in the ESG Fund is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
AeroFlexx
The Company held a 37.0% equity method investment interest in AeroFlexx as of September 30, 2026 and December 31, 2025.
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
The total principal balance drawn as of September 30, 2026 was $10.0 million. During the year ended December 31, 2025, $4.4 million was reclassified from Due from related parties under the term loan and $2.7 million was drawn down by AeroFlexx under the term loan.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As the contractual maturity of the loan is December 31, 2026, it is included in the line item Investments of the condensed consolidated balance sheets. The increase of $0.3 million and $0.9 million in fair value of this investment in debt securities for the three and nine months ended September 30, 2026, respectively, is included as Unrealized income (loss) on available for sale debt securities - related party in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized an increase of $0.3 million and decrease of $0.4 million in fair value of the investment in debt securities for the three and nine months ended September 30, 2025, respectively.
Additionally, the Company’s carrying amount and maximum exposure relating to additional AeroFlexx advances and other receivables were $17.9 million and $10.8 million as of September 30, 2026 and December 31, 2025, respectively, included in Due from related parties on the condensed consolidated balance sheets.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 4. Fair Value
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	(in thousands)
Exchange-traded investments at fair value	$59	$—	$—	$59
Investment in debt security - AFS	$—	$—	$10,402	$10,402

Liabilities:
Earnout liability	$—	$—	$490	$490
2024 WTI Warrant liability	$—	$—	$8,180	$8,180
2025 WTI Warrant liability	$—	$—	$3,040	$3,040
Private placement warrant liability	$—	$929	$—	$929

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	(in thousands)
Investment in debt security - AFS	$—	$—	$9,246	$9,246

Liabilities:
Earnout liability	$—	$—	$3,890	$3,890
2024 WTI Warrant liability	$—	$—	$13,080	$13,080
2025 WTI Warrant liability	$—	$—	$3,230	$3,230
Private placement warrant liability	$—	$11,148	$—	$11,148
Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis are as follows (in thousands):

	Investment in debt securities - AFS	Earnout liability	2024 WTI Warrant liability	2025 WTI Warrant liability	Embedded derivative liability (asset) - Convertible Debentures
	(in thousands)
Balance as of January 1, 2025	$11,187	$14,752	$17,230	$—	$—
Additions	7,382	—	—	3,090	1,476
Settlement	(8,757)	(873)	—	—	(3,297)
Change in fair value	(410)	(8,419)	(4,510)	540	1,617
Balance as of September 30, 2025	$9,402	$5,460	$12,720	$3,630	$(204)

Balance as of January 1, 2026	$9,246	$3,890	$13,080	$3,230	$—
Additions	279	—	—	—	—
Change in fair value	877	(3,400)	(4,900)	(190)	—
Balance as of September 30, 2026	$10,402	$490	$8,180	$3,040	$—
There were no transfers in or out of levels during the three and nine months ended September 30, 2026 and 2025.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table summarizes the significant unobservable inputs (Level 3):

Principal Valuation Techniques	Unobservable Inputs	September 30, 2026	December 31, 2025
Investment in debt securities - AFS:
Discounted Cash Flows	AeroFlexx yield	18.09%	17.01%
Earnout Shares:
Geometric Brownian Motion	Term	5.0 years	5.8 years
	Stock price	$0.57	$4.18
	Volatility	70.00%	60.00%
	Risk-free rate	5.03%	3.77%
	Revenue risk premium	25.50%	27.18%
	Revenue volatility	142.50%	157.30%
2024 WTI Warrants:
Geometric Brownian Motion	Stock price	$0.57	$4.18
	Stock price volatility	70.00%	60.00%
	Credit spread	30.60%	26.00%
2025 WTI Warrants:
Geometric Brownian Motion	Stock price	$0.57	$4.18
	Stock price volatility	70.00%	60.00%
	Credit spread	30.60%	26.00%
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
Between August 12, 2025 and September 19, 2025, Accelsius issued unsecured convertible promissory notes (the “August 2025 Notes”). At the time of issuance of the August 2025 Notes, the related embedded derivative liability had a de minimis fair value. The fair value was determined using a Black-Scholes valuation model, utilizing inputs related to the risk-free rate, volatility, time to liquidity, and the Accelsius Series B-1 issuance price. Specifically, the September 30, 2025 valuation considered a risk-free rate of 3.66%, volatility of 70.00%, time to liquidity of 4.25 years, and an Accelsius Series B-1 unit issuance price of $36.49.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 5. Borrowings

	Maturities	September 30, 2026	Interest Rates	December 31, 2025	Interest Rates
		(in thousands)
Series 1 Promissory Notes	2026	$—	0.0%	$122	15.00%
Related party convertible notes	2026	4,449	4.00% - 15%	4,331
Convertible debentures	2026	—	0.0% - 5%	5,572
Term convertible notes	2026	8,102	4.00%	7,890
WTI Facility	2028	14,698	13.50%	19,441	13.50%
Total Notes Payable		27,249		37,356
Less: unamortized debt discount		(2,324)		(3,962)
Less: current portion of related party convertible notes		(4,449)		(4,331)
Less: current portion of notes payable		(7,969)		(12,846)
Less: current portion of convertible notes		(8,102)		(7,890)
Total Long-term Notes		$4,405		$8,327
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
The Company’s notes payable, excluding debt issuance costs, mature as follows (in thousands):

Amount
2026 (remaining three months)	$14,444
2027	8,244
2028	4,561
Total Debt	$27,249
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
Extensions on Series 1 Promissory Notes were as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal amount of 2nd extension promissory notes	$—	$122

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Interest expense on Series 1 Promissory Notes was as follows (in thousands):

	Three Months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest attributable to contractual interest	$—	$15	$1	$63
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
On March 21, 2025, in connection with the issuance of the first tranche of Convertible Debentures (as further described below) to YA II PN, Ltd. (“Yorkville”), the Company and Innventure LLC entered into a consent (the “Consent”) with WTI Fund X, LLC and WTI Fund XI, LLC (the “WTI Holders”) and the WTI Lenders, modifying the WTI Facility. Specifically, under the Consent, the Company and the WTI Lenders and WTI Holders agreed (i) that from and after the date that the Company receives the initial proceeds from the Convertible Debentures and until such time as the obligations under the WTI Facility have been paid in full, the Company must maintain at least $5.0 million of cash on deposit; (ii) that effective on the date that the Company receives the initial proceeds from the Convertible Debentures, the 2025 WTI Warrants will become issuable to the WTI Holders; and (iii) to certain additional consent provisions. Such provisions from the Consent became effective on April 14, 2025 when the Company received proceeds from the Convertible Debentures. The modification of the WTI Facility was accounted for as an extinguishment of debt though the WTI Facility remains outstanding, resulting in a loss on extinguishment of $3.5 million recorded on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. The legal requirement to maintain at least $5.0 million of cash on deposit is presented as Restricted cash on the condensed consolidated balance sheets.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Interest expense on this facility was as follows (in thousands):

	Three Months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest attributable to contractual interest	$549	$690	$1,584	$2,048
Interest attributable to amortization of issuance costs and discounts	589	601	1,639	1,457
Total interest expense	$1,138	$1,291	$3,223	$3,505
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
On April 14, 2025, the Company issued the first tranche of the Existing Convertible Debentures with a principal amount of $20.0 million, resulting in cash proceeds to the Company of $18.0 million, representing an original issue discount of 10%. The first tranche was scheduled to be repaid in twelve monthly payments with a 5% payment premium due to the lender with each payment. Also on April 14, 2025, the Company issued two warrants (the “2025 WTI Warrants”) to purchase, at a price of $0.01 per share (subject to certain limitations and adjustment), up to an aggregate total of 495,074 shares of Common Stock, as of the date of issuance and September 30, 2026 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants are exercisable through March 31, 2035. For further information on the 2025 WTI Warrants, refer to Note 10. Warrants.
On May 15, 2025, the Company issued the second tranche of the Existing Convertible Debentures with a principal amount of $10.0 million, resulting in cash proceeds to the Company of $9.0 million, representing an original issue discount of 10%. The second tranche was scheduled to be repaid in eleven monthly payments with a 5% payment premium due to the lender with each payment. There is no contractual interest associated with amounts outstanding for the Existing Convertible Debentures for the three and nine months ended September 30, 2026 and 2025.
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
On January 27, 2026, the Company issued 304,377 shares of Common Stock due to the exercise of conversion option by Yorkville for a principal amount of $1.1 million of the Convertible Debentures. Additionally, the Company made a cash payment of $5.5 million inclusive of principal, interest and fees, satisfying the Convertible Debentures in full. The repayment of the Convertible Debentures resulted in an aggregate of $1.0 million loss on extinguishment of debt during the nine months ended September 30, 2026. There was no loss on extinguishment of debt during the three months ended September 30, 2026.
Interest expense on the Convertible Debentures was as follows (in thousands):

	Three Months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest attributable to contractual interest	—	21	$94	$21
Interest attributable to amortization of issuance costs	—	1,983	—	3,684
Total interest expense	$—	$2,004	$94	$3,705
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
The interest expense on the Term Convertible Notes was $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively. Interest expense on the Term Convertible Notes was immaterial for the three and nine months ended September 30, 2025.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The interest expense on Related Party Convertible Notes, including the amortization of the loan fee, was immaterial and $0.1 million for the three and nine months ended September 30, 2026, respectively. Interest expense on Related Party Convertible Notes was $0.1 million for the three and nine months ended September 30, 2025.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 6. Inventories, net

	September 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$2,159	$4,274
Work in process	11	148
Finished goods	1,519	3,133
Inventory gross	$3,689	$7,555
Reserve for inventory excess and obsolescence	(993)	(5,951)
Total inventories	$2,696	$1,604

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 7. Property, Plant and Equipment

	September 30, 2026	December 31, 2025
Leasehold improvements	$1,017	$960
Machinery & equipment	1,006	1,922
Computers & office equipment	15	28
Construction in progress	5,528	—
Property, plant and equipment, gross	7,566	2,910
Less: Accumulated depreciation	(1,134)	(969)
Property, plant and equipment, net	$6,432	$1,941
Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 8. Goodwill and Intangible Assets
Goodwill

Balance as of December 31, 2024	$667,936
Impairment	(346,557)
Other	2,084
Balance as of September 30, 2025	$323,463

Balance as of December 31, 2025	$323,463
Impairment	(323,463)
Other	—
Balance as of September 30, 2026	$—
In addition to annual impairment testing of goodwill, which is performed in the fourth quarter of each fiscal year, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore would require interim impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization and general industry, market and macroeconomic conditions. Due to sustained decreases in the Company’s publicly quoted share price and market capitalization, the Company performed interim tests as of September 30, 2026, March 31, 2025 and June 30, 2025. As a result of the interim testing the Company recorded $323.5 million in non-cash goodwill impairment charges for the three and nine months ended September 30, 2026, and $346.6 million in non-deductible, non-cash goodwill impairment charges, within the condensed consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2025. There were no goodwill impairment charges during the three months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, the Company recognized accumulated impairment losses on goodwill of $670.0 million and $346.6 million, respectively.
The Company’s goodwill impairment testing was performed using the income approach via a discounted cash flow model. The income approach estimates fair value by converting future cash flows to a current amount on the measurement date after taking into consideration marketplace conditions. Assumptions including discount rate and estimated future cash flows had a significant impact to the estimated fair value of the reporting unit. These fair values are Level 3 assets in the fair value hierarchy.
In the event there are further adverse changes in the Company’s projected cash flows or further changes in key assumptions, including but not limited to an increase in the discount rate and further decline in the Company’s stock price, the Company may be required to record additional non-cash impairment charges. Such non-cash charges could have a material adverse effect on the Company’s condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated balance sheets in the reporting period of the charge.

Other intangible assets, net

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	September 30, 2026				December 31, 2025
Intangible Asset	Weighted-Average Amortization Period Remaining (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Trade names	14.0	$17,800	$(2,224)	$15,576	$17,800	$(1,390)	$16,410
Customer relationships	1.0	4,600	(3,065)	1,535	4,600	(1,915)	2,685
Developed technology	7.3	165,100	(37,897)	127,203	165,100	(23,678)	141,422
Other finite-lived intangible assets	1.2	30	(18)	12	30	(10)	20
Total intangible assets		$187,530	$(43,204)	$144,326	$187,530	$(26,993)	$160,537
Amortization expense of $5.4 million and $16.2 million was recognized for the three and nine months ended September 30, 2026 and 2025, respectively, and is recorded within Cost of sales, General and administrative and Research and development on the condensed consolidated statements of operations and comprehensive income (loss).
Estimated future amortization expense is as follows (in thousands):

Amortization Expense
(in thousands)
2026 (remaining three months)	$5,404
2027	21,234
2028	20,073
2029	18,853
2030	15,180
Thereafter	63,582
Total	$144,326

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
On August 24, 2026, certain of the Company’s executive officers and directors forfeited to the Company, for no consideration, an aggregate of 435,168 shares of Common Stock that had been issued to them as Company Earnout Shares upon satisfaction of the milestone one condition (the “Share Forfeiture”). The forfeited shares were cancelled in September 2026.
The Earnout Shares related to milestone three are liability classified and were fair valued at $0.5 million and $3.9 million as of September 30, 2026 and December 31, 2025, respectively. The Company recognized gains of $4.3 million and $3.4 million in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026, respectively. The Change in fair value of financial liabilities for the three and nine months ended September 30, 2025 was a loss of $1.1 million and a gain of $8.4 million, respectively.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 10. Warrants

	Number of Public Warrants	Number of Private Warrants	Number of 2024 WTI Warrants	Number of 2025 WTI Warrants	Number of Series A Warrants
Outstanding, December 31, 2025	11,240,688	7,146,000	2	2	1,625,235
Exercised	—	—	—	—	—
Issued	—	—	—	—	—
Outstanding, September 30, 2026	11,240,688	7,146,000	2	2	1,625,235
Public Warrants
The Company’s equity-classified public warrants expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share.
Private Placement Warrants
The Company’s liability-classified private placement warrants are measured at fair value based on the price of the public warrants (Level 2 fair value measurement). The private placement warrants will expire on October 2, 2029 or earlier upon redemption or liquidation and are exercisable for $11.50 per share. The fair value of the private placement warrants was $0.9 million and $11.1 million as of September 30, 2026 and December 31, 2025, respectively, and is included in the warrant liability in the condensed consolidated balance sheets. The Company recognized gains of $9.0 million and $10.2 million for the three and nine months ended September 30, 2026, respectively, in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the private placement warrants for the three and nine months ended September 30, 2025, resulted in gains of $0.8 million and $10.4 million, respectively.
WTI Warrants
On October 22, 2024, in connection with the WTI Facility, the Company issued warrants (the "2024 WTI Warrants") to the WTI Holders. The 2024 WTI Warrants are considered freestanding financial instruments. The fair value of the 2024 WTI Warrants was $8.2 million and $13.1 million as of September 30, 2026 and December 31, 2025, respectively, and is recorded as a warrant liability on the condensed consolidated balance sheets. The Company recognized gains of $7.3 million and $4.9 million for the three and nine months ended September 30, 2026, respectively, in Change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the 2024 WTI warrants for the three and nine months ended September 30, 2025, resulted in a loss of $0.3 million and a gain of $4.5 million, respectively. The 2024 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.
Each of the 2024 WTI Warrants is exercisable into one share of Common Stock. The number of shares of Common Stock deliverable under the 2024 WTI Warrants is not fixed; it is determined by dividing an aggregate coverage amount of $10.0 million by an exercise price that functions as a divisor rather than as the cash price payable per share. As further discussed in our annual financial statements, that exercise price was initially $10.00 per share; however, if the volume-weighted average price (“VWAP”) of the Common Stock over the five trading days preceding April 3, 2026, was less than $10.00 per share, then the exercise price would be reduced to such lower VWAP. As of April 3, 2026, the date that is 18 months after the Company’s Common Stock began trading, the VWAP was $4.01. As such, the exercise price of the 2024 WTI Warrants was reduced from $10.00 to $4.01, and the aggregate number of shares of Common Stock deliverable upon exercise of the 2024 WTI Warrants increased from 1,000,000 to 2,493,765.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

On April 14, 2025, the Company issued the 2025 WTI Warrants to purchase up to $3.0 million of shares of Common Stock, as of the date of issuance and September 30, 2026 (subject to future adjustments to the number and type of shares pursuant to the 2025 WTI Warrants), to the WTI Holders. Each of the 2025 WTI Warrants is exercisable through March 31, 2035, with additional customary rights and protections. The 2025 WTI Warrants were issued to the WTI Holders in conjunction with the first issuance of the Convertible Debentures. The 2025 WTI Warrants serve as consideration for certain provisions under the Consent. The exercise price is initially equal to the VWAP over the 30 trading days ending on the trading day immediately preceding April 14, 2025; however, the exercise price was subject to reduction as of October 14, 2026 to the VWAP over the five trading days preceding October 14, 2026, if that VWAP was lower than the initial exercise price. The fair value of the 2025 WTI Warrants was $3.0 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively, and is recorded as a warrant liability on the condensed consolidated balance sheets. The Company recognized a gain of $0.2 million for the three and nine months ended September 30, 2026, in the change in fair value of financial liabilities on the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the 2025 WTI warrants for the three and nine months ended September 30, 2025 resulted in losses of $0.2 million and $0.5 million, respectively. The 2025 WTI Warrants expire on March 31, 2035. See Note 4. Fair Value for details on the valuation.
The 2024 WTI Warrants and the 2025 WTI Warrants also provide that, in connection with any equity financing in which the Company receives gross cash proceeds of at least $10.0 million (a “Subsequent Round”), the holders may elect to have the warrants become exercisable for the equity securities issued in that financing at a price per share equal to the lowest price per share paid by any purchaser in that financing. Because the number of shares issuable upon exercise is determined by dividing each warrant’s coverage amount by the applicable exercise price, a Subsequent Round at a price below the then-current exercise price would increase the number of shares issuable upon exercise of the warrants.
Subsequent to September 30, 2026, on October 14, 2026, as a result of the lower VWAP over the five trading days preceding October 14, 2026, the exercise price of the 2025 WTI Warrants was reduced to approximately $0.2956. As a result, the aggregate number of shares of Common Stock deliverable upon exercise of the 2025 WTI Warrants increased from 495,074 to 10,149,428 shares.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 11. Stockholders' Equity
Series B Preferred Stock
As of September 30, 2026, 3,000,000 shares of the authorized preferred stock are designated as Series B preferred stock, $0.0001 par value per share (“Series B Preferred Stock”).
Series B Preferred Stock is entitled to an 8% annual rate dividend. On January 16, 2026, the Company distributed 2,648 shares of Series B Preferred Stock to represent cumulative dividends for Series B Preferred Stock, covering the year ended December 31, 2025, as a payment in kind at the specified rate. During the nine months ended September 30, 2026, the holders of Series B Preferred Stock converted 11,013 shares of Series B Preferred Stock to 16,524 shares of Common Stock.
The Company had a total of 24,779 shares of Series B Preferred Stock issued and outstanding as of September 30, 2026. As of September 30, 2026, the Company accrued an immaterial amount for the 8% dividend in accrued expenses on the condensed consolidated balance sheets.
Series C Preferred Stock
As of September 30, 2026, 5,000,000 shares of the authorized preferred stock are designated as Series C preferred stock, $0.0001 par value per share (the “Series C Preferred Stock”).
Series C Preferred Stock is entitled to an 8% annual rate dividend. On January 16, 2026, the Company distributed 9,270 shares of Series C Preferred Stock to represent cumulative dividends for Series C Preferred Stock, covering the year ended December 31, 2025, as payment in kind at the specified rate. During the nine months ended September 30, 2026, the holders of Series C Preferred Stock made no conversions of Series C Preferred Stock.
The Series C Preferred Stock is subject to similar terms and conditions as the Series B Preferred Stock. The Company had a total of 159,270 shares of Series C Preferred Stock issued and outstanding as of September 30, 2026. As of September 30, 2026, the Company accrued $0.1 million for the 8% dividend in accrued expenses on the condensed consolidated balance sheets.
On March 20, 2025, in connection with the issuance of Series C Preferred Stock, the Company extinguished the outstanding amount of related party notes totaling $14.0 million. The Company recognized a loss of $3.5 million in Loss on extinguishment of related party debt on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025.
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
During the nine months ended September 30, 2026 and 2025, the Company sold 4,419,241 and 73,993 shares of Common Stock under the SEPA, respectively, raising $14.9 million and $0.9 million in cash proceeds, respectively, which is classified within Issuance of common shares, net of issuance costs in the condensed consolidated statements of changes in mezzanine and stockholders' equity. As of September 30, 2026, the maximum remaining availability under the SEPA is approximately $52.3 million.
Subsequent to September 30, 2026, on October 1, 2026, the Company sold 200,000 shares of Common Stock under the SEPA for cash proceeds of $0.1 million. The SEPA remains in effect; however, on October 6, 2026, the Company announced that it does not intend to make further issuances under the SEPA.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At the Market Offering
Subsequent to September 30, 2026, on October 6, 2026, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with Lucid Capital Markets, LLC (“Lucid”), under which the Company may offer and sell, from time to time, shares of Common Stock having an aggregate offering price of up to $60.0 million through or to Lucid, acting as sales agent or principal. Sales under the Sales Agreement are made under the Company’s effective shelf registration statement on Form S-3 (File No. 333-294419), filed by the Company with the SEC on December 23, 2025 and declared effective on January 9, 2026, and a related prospectus supplement filed with the SEC on October 6, 2026, in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. Pursuant to the Sales Agreement, the Company will pay Lucid a commission equal to 3.0% of the gross sales price of the first $15.0 million of shares sold under the Sales Agreement and 2.17% of the gross sales price of the next $45.0 million of shares sold. The Company is not obligated to sell any shares under the Sales Agreement, and either the Company or Lucid may terminate the Sales Agreement at any time upon written notice. From October 6, 2026 through November 9, 2026, the Company sold 17,493,675 shares of Common Stock under the Sales Agreement for net proceeds of $5.4 million, after deducting commissions of $0.2 million.
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 12. Stock-based Compensation
2024 Equity and Incentive Compensation Plan
Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted 2,189,295 restricted stock units (“RSUs”) to Company employees, directors and contractors as part of the 2024 Equity and Incentive Compensation Plan. The RSUs had a grant date fair value of $11.6 million based on a weighted average fair value per unit of $5.30. The fair value of RSUs is determined based on the closing market price of the Company’s Common Stock at the date of the grant.
The Company recognized compensation costs related to RSUs of $2.1 million and $5.9 million for the three and nine months ended September 30, 2026, respectively, and $3.5 million and $14.4 million for the three and nine months ended September 30, 2025, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, the Company had $9.1 million in stock-based compensation expense related to RSUs remaining to be recognized over a weighted-average period of approximately 1.7 years.
Subsequent to September 30, 2026, the Company granted 3,858,998 RSUs to its newly appointed executive officers under the 2024 Equity and Incentive Compensation Plan. The RSUs have a grant date fair value of $1.6 million and vest ratably over three years.
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
The Company recognized compensation costs related to stock options of $0.5 million and $1.4 million for the three and nine months ended September 30, 2026 and $1.2 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, the Company had $1.8 million in compensation expense related to stock options remaining to be recognized over a weighted-average period of approximately 1.6 years.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Stock Appreciation Rights
In 2024, the Company issued 30,000 cash-settled stock appreciation rights (“SARs”) which were recognized at their fair value as of the date of the grant. These SARs entitle participants to cash equal to the value of the appreciation in Accelsius’ stock price over the base price established of $12.175. That value at the date of exercise will be determined by the Compensation Committee of our Board. These cash-settled SARs are liability classified and are revalued at each reporting period. The SARs were valued as of September 30, 2026 using the Black-Scholes option-pricing model based on an expected volatility of 70%, an expected term of approximately 1.0 year, and risk-free rate of return of 3%. The Company recognized decreases of $0.2 million in compensation expense for the three and nine months ended September 30, 2026 in relation to the change in fair value of the cash-settled SARs. For the three and nine months ended September 30, 2025, the Company recognized decreases in compensation expense of $0.2 million and $0.9 million, respectively, in relation to the change in fair value of the cash-settled SARs.
Subsidiary Equity Plan
During the nine months ended September 30, 2026, the Company granted 588,680 Class C units under the Accelsius Subsidiary Equity Plan. Using the Black-Scholes option pricing model, the estimated grant date fair value was $7.20 per unit, based on an expected volatility of 75%, an expected option term of approximately 1.8 years and risk-free rate of return of 3.73%.
The Company recognized unit-based compensation costs of $2.3 million and $8.1 million for the three and nine months ended September 30, 2026, respectively, and $2.7 million and $4.6 million for the three and nine months ended September 30, 2025, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, the Company had $14.2 million in unit-based compensation expense remaining to be recognized over a weighted-average period of approximately 1.8 years.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 13. Income Taxes
The Company recognized income tax expense of $0.5 million and a benefit of $4.0 million, during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recognized an income tax benefit of $3.6 million and $7.2 million respectively.
For interim tax reporting, the Company estimated one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date pre-tax book loss. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. The effective tax rate was a benefit of 1.00% for the nine months ended September 30, 2026, driven primarily by the goodwill impairment and an increase in the valuation allowance as a result of pre-tax book loss activity.
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
Presented in the table below is a reconciliation of the numerator and denominator for the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss attributable to Innventure, Inc., stockholders	$(202,372)	$(28,332)	$(249,680)	$(255,556)
Less: Cumulative earnings to participating securities	38	28	111	80
Undistributed loss for participating securities	(202,410)	(28,360)	(249,791)	(255,636)
Less: Undistributed loss attributable to participating securities	—	—	—	—
Net loss attributable to common stockholders, basic and diluted	$(202,410)	$(28,360)	$(249,791)	$(255,636)

Denominator:
Weighted average number of shares outstanding, basic and diluted	84,727,303	55,846,721	81,927,882	51,583,853
Net loss per share attributable to common stockholders, basic and diluted	$(2.39)	$(0.51)	$(3.05)	$(4.96)
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

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table presents the potential Common Stock outstanding that was excluded from the computation of diluted net loss per share of Common Stock for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Public warrants	11,240,688	11,240,688	11,240,688	11,240,688
Private placement warrants	7,146,000	7,146,000	7,146,000	7,146,000
2024 WTI Warrants	2,493,765	1,000,000	2,493,765	1,000,000
Convertible Debentures	—	6,409,815	—	8,102,531
2025 WTI Warrants	495,074	495,074	495,074	495,074
Series A Warrants	1,625,235	—	1,625,235	—
Series B Preferred Stock	43,989	61,808	49,558	26,516
Series C Preferred Stock	282,745	279,723	318,540	194,062
Share options	1,656,635	1,041,667	1,656,635	1,041,667
RSUs	1,698,557	2,210,225	1,698,557	2,210,225
SARs(1)	4,000,000	4,000,000	4,000,000	4,000,000
(1)As of June 25, 2025, each of the Company’s share-settled SAR agreements was amended to limit payments made in the form of Common Stock to a maximum number of shares specified for the applicable holder, which total 4,000,000 in the aggregate.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 15. Related Party Transactions
Transactions with the ESG Fund
As more fully described in Note 2. Accounting Policies in our Form 10-K, the Company earns a 1%-2% management fee for administrative, finance and accounting, and other back-office functions from the ESG Fund. Management fees earned from the ESG Fund were $0.4 million for the nine months ended September 30, 2025, which is recorded as Revenue in the condensed consolidated statements of operations and comprehensive income (loss). There were no management fees from the ESG Fund for the three months ended September 30, 2025. Additionally, there were no management fees from the ESG Fund for the three and nine months ended September 30, 2026.
Transactions with AeroFlexx
As of September 30, 2026 and December 31, 2025, the Company had $17.9 million and $10.5 million, respectively, of additional advances to AeroFlexx which is included in Due from related parties in the condensed consolidated balance sheets. The advances have no stated interest or maturity date but are expected to be repaid within a year.
On March 24, 2025, the Company issued 578,294 shares of Series C Preferred Stock to settle AeroFlexx’s debt with a related party. The Company considers the stock issuance to be an investment in AeroFlexx of $5.8 million which was recorded in Investments on the condensed consolidated balance sheets.
Vital1 sale
Subsequent to September 30, 2026, on November 11, 2026, following review and approval by the Audit Committee, the Strategic Review Committee and the Board, the Company and Innventure LLC entered into an Equity Interest Transfer Agreement with VITAL Hydration Inc. (“VITAL Hydration”) and Vital1 LLC (“Vital1”), a wholly owned subsidiary of the Company, and completed the sale of Vital1 to VITAL Hydration (the “Vital1 Sale”) as part of the Company’s broader initiative to reduce expenses and focus the Company’s resources on its investment in Accelsius. Vital1 was formed as part of a business development initiative intended to drive sales and market adoption for AeroFlexx. It is an early-stage company that has had no revenue since inception. An employee of the Company who previously served as the Company’s Executive Chairman and as a director has an ownership interest in VITAL Hydration. In consideration for the Vital1 Sale, VITAL Hydration (i) issued to the Company a secured promissory note in the principal amount of $2.0 million, (ii) assumed substantially all of the liabilities of Vital1, other than amounts owed to the Company and its affiliates, and all liabilities of the Company and its affiliates to third parties relating to Vital1, (iii) offered employment to certain Company employees who supported Vital1, and (iv) released, and agreed to indemnify, the Company with respect to Vital1 and its business. The note bears simple interest at 10% per annum, is due with all accrued interest five years after issuance, may be prepaid without penalty and is secured by all of the assets of VITAL Hydration.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 16. Commitments and Contingencies
PCT Guaranty
On April 22, 2020, the Company entered into a guaranty with a counterparty to unconditionally guarantee PCT’s obligation to reimburse a $5.0 million prepayment upon PCT’s failure to meet certain performance thresholds. Performance thresholds include the commission and construction of a plant. The guaranty has no expiration. There were no amounts paid by the Company for both the guaranty and interest. As of September 30, 2026 and December 31, 2025, there was no principal outstanding under the guaranty.
Patent Agreement Contingent Fees
In 2022, the Company entered into two agreements with a multinational corporation (the “MNC”) to purchase in-process research and development consisting of patents, technology, and knowledge transfer related to cooling technology for critical electronic equipment in a transaction that was determined to be an asset acquisition.
On June 30, 2025, Accelsius entered into an amended and restated agreement with the MNC. The amended agreement modifies several terms and notably (a) eliminates revenue-based royalty payments, (b) extends the due dates for fixed installment payments, (c) modifies and reduces the buy-out fee payable to the MNC in lieu of future installment payments upon certain events such as an assignment of the agreement or a capital event (including a change of control or initial public offering), at the option of either the MNC or Accelsius, and (d) eliminates Accelsius’ ability to unilaterally terminate the agreement upon the occurrence of certain events (other than a material breach) and provides the MNC with certain limited information rights related to the equity ownership of Accelsius.
Under the terms of the agreements, the Company is required to make fixed installment payments, as disclosed below, for each year of the agreement through December 31, 2040 (in thousands).

Amount
2026 (remaining three months)	$825
2027	825
2028	825
2029	825
2030	825
Thereafter	8,250
Total	$12,375
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
The Company is committed to pay annual royalties based on Refinity-related gross sales and licensing revenue starting in 2025. For the three and nine months ended September 30, 2026 and 2025, no royalty payments were made to the third party.
Framework Agreement
On January 22, 2025, Refinity entered into the Framework Agreement (“Framework Agreement”) with a third party to obtain research services focusing on the further development and optimization of the Gasification Technology.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Refinity agreed to pay a minimum fee of €2.0 million for the period beginning January 22, 2025 and ending April 30, 2026 (“Year 1”), and €3.0 million for the period beginning May 1, 2026 and ending April 30, 2027 (“Year 2”); provided that, if the third party is unable to provide all of the services contemplated to be provided during Year 1 due to its resource constraints, any unused portion of the minimum fee for Year 1 will be deferred to Year 2 and added to the Year 2 minimum fee. Expenses for services from contracts under the Framework Agreement are recognized as incurred and are applied to the minimum fee. Refinity incurred €0.7 million of service expenses toward the Year 1 minimum fee for the nine months ended September 30, 2026, and €0.4 million and €1.0 million for the three and nine months ended September 30, 2025, respectively. Refinity incurred no service expenses toward the Year 1 minimum fee for the three months ended September 30, 2026. After currency conversion, Refinity incurred $0.8 million toward the Year 1 minimum fee during the nine months ended September 30, 2026, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively. Additionally, during the nine months ended September 30, 2026, Refinity made payments of $0.9 million on costs incurred as a part of the Year 1 minimum fee. Refinity made payments of $0.8 million and $1.1 million toward the Year 1 minimum fee for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there was no unused portion of the minimum fee for Year 1, as the Company met the full commitment.
Refinity incurred €0.8 million and €1.3 million of service expenses toward the Year 2 minimum fee for the three and nine months ended September 30, 2026, respectively. After currency conversion, Refinity incurred $0.9 million and $1.5 million toward the Year 2 minimum fee during the three and nine months ended September 30, 2026. Refinity made payments of $0.2 million and $1.2 million for the three and nine months ended September 30, 2026, respectively.
ACT Lawsuit
On May 12, 2023, Advanced Cooling Technologies, Inc. (“ACT”) filed a complaint, which was subsequently amended twice, against Accelsius in the Court of Common Pleas of Lancaster County, Pennsylvania, alleging claims against Accelsius and an Accelsius employee who was previously an employee of ACT. The claims include violations of the employee’s non-competition and confidentiality obligations, misappropriation and theft of ACT’s trade secrets, unfair competition and tortious interference. The complaint seeks injunctive relief and monetary damages.
On October 26, 2026, the court granted summary judgment in favor of Accelsius on ACT’s claims related to trade secret misappropriation/theft of trade secrets and in favor of ACT on its claim that the Accelsius employee breached his non-compete agreement and confidentiality obligations. The Court awarded ACT nominal damages and attorneys’ fees pertaining to the breach of contract claims. The amount of such attorneys’ fees has not yet been determined. ACT’s remaining claims were dismissed. As a result, the matter will not proceed to trial. The ruling remains subject to possible appeal by either party.
Securities Class Action
On August 28, 2026, a putative securities class action complaint captioned Labed v. Innventure, Inc., et al., Case No. 1:26-cv-07377, was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former executive officers (collectively, the “Defendants”). The complaint was brought on behalf of a putative class of all persons and entities that purchased or otherwise acquired securities of the Company between November 17, 2025 and August 13, 2026, inclusive (the “Class Period”), and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that the Defendants made materially false and misleading statements and omissions regarding the Company’s business, operations and prospects. The complaint alleges that these purported misstatements and omissions artificially inflated the price of the Company’s securities during the Class Period. The complaint seeks compensatory damages in an unspecified amount, together with interest, costs and expenses, including attorneys’ fees and expert fees. Subsequent to September 30, 2026, six motions for appointment of lead plaintiff were filed by the October 27, 2026 deadline, and on October 29, 2026, the court scheduled a hearing on those motions for November 16, 2026. Between November 5, 2026 and November 10, 2026, four of the motions for appointment of lead plaintiff were voluntarily withdrawn. On November 10, 2026, the remaining two aspiring lead plaintiffs filed a stipulation asking the court to appoint them as co-lead plaintiffs. The Company intends to defend the action vigorously. The action is in its preliminary stages, and the Company is unable to predict the outcome of this matter or reasonably estimate the possible loss or range of loss, if any.

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
Based on the information utilized by the CODM to operate the Company, there is one operating segment and reportable segment, Technology. The Technology segment includes the business activities of Accelsius, a consolidated subsidiary focused on development and manufacture of data center cooling products. Other components of the Company’s consolidated information primarily include Innventure’s parent-level operations, service activities, Refinity, and equity method investment activities (“Other”).
The following table presents information about the Company’s Technology segment. The information includes the significant expense categories and amounts regularly provided to the CODM for the reportable segment, which may reflect a different presentation than amounts presented elsewhere in the condensed consolidated financial statements. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the Technology segment. Certain amounts within the segment disclosure have been revised to reflect cost allocation to cost of sales. The revisions had no impact on segment profit, net income, or cash flows.

	Three months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Revenue	$1,314	$507	$3,550	$762
Interest income	188	—	802	4

Cost of sales	$5,102	$4,147	$15,391	$7,192
Employee costs	5,876	5,183	17,222	12,987
Facilities, equipment & supplies	503	206	916	667
General and administrative	994	870	2,654	4,105
Outside services	1,129	427	2,431	1,236
Research and development	5,089	3,268	14,231	11,291
Sales and marketing	194	230	1,095	662
Depreciation expense *	122	162	496	463
Interest expense	195	297	544	614
Income tax expense (benefit)	(1,008)	(3,289)	(4,142)	(7,394)
Goodwill impairment	316,647	—	316,647	346,557
Other **	338	1,824	635	2,019
Total Expenses	$335,181	$13,325	$368,120	$380,399

Net Loss	$(333,679)	$(12,818)	$(363,768)	$(379,633)
* Represents depreciation expense not already included in Cost of sales.
** Other - travel and other miscellaneous expenses.

Innventure, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table reconciles the reportable segment to amounts reflected in our condensed consolidated financial statements.

	Three months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:	(in thousands)
Technology	$1,314	$507	$3,550	$762
Other	221	54	489	553
Elimination of management services provided to Technology	(54)	(27)	(162)	(81)
Consolidated Revenues	$1,481	$534	$3,877	$1,234

Interest Expense:
Technology	$195	$297	$544	$614
Other	1,197	3,310	3,566	7,693
Elimination of Intercompany Interest	(76)	(101)	(213)	(415)
Consolidated Interest Expense	$1,316	$3,506	$3,897	$7,892

Interest Income:
Technology	$188	$—	$802	4
Other	270	206	854	$717
Elimination of Intercompany Interest	(76)	(101)	(213)	$(415)
Consolidated Interest Income	$382	$105	$1,443	$306

Depreciation and Amortization Expense:
Technology	$5,601	$5,636	$16,927	$16,813
Other	2	2	7	8
Consolidated Depreciation and Amortization Expense	$5,603	$5,638	$16,934	$16,821

Net Loss:
Technology	$(333,679)	$(12,818)	$(363,768)	$(379,633)
Other	(159)	(21,917)	(32,767)	(50,051)
Consolidated Net Loss	$(333,838)	$(34,735)	$(396,535)	$(429,684)

Capital Expenditures:
Technology	$3,266	$438	$4,340	$1,371
Consolidated Capital Expenditures	$3,266	$438	$4,340	$1,371
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 included in Item 1 of this Form 10-Q and our and our predecessor’s, as applicable, audited consolidated financial statements and related notes as of and for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”). This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below in this section and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward–Looking Statements” included elsewhere in this Form 10-Q and in the Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Innventure builds, scales and operates the companies that it has founded as those companies commercialize new technologies. In addition to operating those companies, Innventure is focused on preserving and maximizing the value of its operating-company interests for its stockholders through disciplined capital allocation, focused execution, strong governance and strategic initiatives. Innventure currently operates AeroFlexx, LLC (“AeroFlexx”), Accelsius Holdings LLC (“Accelsius”) and Refinity Olefins, LLC (“Refinity” and, together with AeroFlexx and Accelsius, the “Innventure Companies”). Refer to Item 1. “Business” of the Form 10-K for a discussion of our business activities, which should be read together with “Strategic Repositioning” below.
Strategic Repositioning
Innventure’s Board of Directors (the “Board”) has reoriented Innventure to primarily focus on preserving and increasing the value of our interest in Accelsius and Accelsius achieving success in the market. In the third quarter of 2026, the Board and management outlined and began implementing a series of actions designed to further align management and directors with stockholders, reduce near-term capital demands and concentrate our resources on the opportunities we believe represent the clearest path to value creation:
•Accelsius value preservation and growth. We are primarily concentrating on preserving and increasing the value of our interest in Accelsius and on Accelsius achieving success in the market. Accelsius intends to seek capital to facilitate the development and adoption of its technology. Accelsius has engaged a financial advisor in connection with evaluating its private capital formation needs and alternatives.
•Parent-level expense reductions. We have implemented headcount and certain cost reductions at the parent level. We have eliminated internal spending on new company evaluation and formation in order to concentrate resources on our existing operating company interests. We have also eliminated parent-level research and development spending. We will continue to evaluate possibilities for future cost reductions.
•Strategic Review Committee. In September 2026, our Board formed a Strategic Review Committee, which is comprised entirely of independent directors with no direct ownership in any of our operating companies, to oversee a broad scope of strategic matters, including an evaluation of capital strategies. The Strategic Review Committee is working with RBC Capital Markets, LLC as it explores a wide range of strategic alternatives aimed at addressing ongoing capital needs and increasing shareholder value, including potential debt and equity financing alternatives, the monetization of assets and other strategic transactions. No timetable has been set for the conclusion of the review, and no decisions have been made regarding potential actions.
•AeroFlexx strategic alternatives and interim funding. We are actively pursuing strategic monetization alternatives for AeroFlexx and are seeking outside capital to support AeroFlexx in the interim. AeroFlexx has engaged financial advisors to assist with that process. In November 2026, we concluded our funding of AeroFlexx.
•Refinity funding transition. Refinity has implemented material cost reduction measures. We intend to provide Refinity with limited funding through the end of 2026, subject to the oversight of the Strategic Review Committee, to allow Refinity additional time to pursue strategic alternatives, including a potential sale or interim third-party financing, and we intend to conclude our funding of Refinity by the end of 2026.
•Vital1 Sale. In November 2026, we sold all of the equity interests in Vital1 LLC (“Vital1”), then a wholly owned subsidiary, to a related party in exchange for a $2.0 million secured promissory note and the assumption of substantially all of Vital1’s liabilities, and we will no longer fund Vital1. Vital1 was formed as part of a business development initiative intended to drive sales and market adoption for AeroFlexx. Vital1 is an early-stage company that has had no revenue since inception. See Note 15. Related Party Transactions to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Segments
Based on the allocation of resources and assessment of financial performance by our Chief Executive Officer (who has been determined to be our Chief Operating Decision Maker), we have identified one reportable segment: Technology. The Company’s remaining operations are not reportable segments and are classified as “Other.” “Other” primarily includes the Company’s remaining operations consisting of Innventure’s parent-level operations, service activities, Refinity and other equity method investment activities.

Results of Operations for the three and nine months ended September 30, 2026 and 2025
Comparison of the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change
	(in thousands)
Revenue	$1,481	$534	$947	177.3%

Operating Expenses
Cost of sales	5,175	4,147	1,028	24.8%
General and administrative	12,844	16,927	(4,083)	(24.1)%
Sales and marketing	1,875	2,514	(639)	(25.4)%
Research and development	9,502	6,151	3,351	54.5%
Goodwill impairment	323,463	—	323,463	*
Total Operating Expenses	352,859	29,739	323,120	1,086.5%

Loss from Operations	(351,378)	(29,205)	(322,173)	1,103.1%

Non-operating (Expense) and Income
Interest expense, net	(934)	(3,401)	2,467	(72.5)%
Net loss on investments	(49)	—	(49)	—%
Change in fair value of financial liabilities	20,834	(4,109)	24,943	*
Equity method investment (loss) income	(1,489)	(1,602)	113	(7.1)%
Miscellaneous other expense	(284)	(21)	(263)	*
Total Non-operating (Expense) Income	18,078	(9,133)	27,211	(297.9)%

Income tax expense (benefit)	538	(3,603)	4,141	(114.9)%

Net Loss	(333,838)	(34,735)	(299,103)	861.1%
Less: net loss attributable to
Non-controlling interest	(131,466)	(6,403)	(125,063)	1,953.2%

Net Loss Attributable to Innventure, Inc. stockholders	(202,372)	(28,332)	(174,040)	614.3%
__________________
*not meaningful

Revenue
Revenue was $1.5 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.9 million or 177.3%. The increase was driven by an increase of product sales and service revenue in the Technology segment.
Cost of sales
Cost of sales was $5.2 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $1.0 million or 24.8%. The increase related to an increase in revenue in the Technology segment resulting in an increase in costs related to supplies and materials, amortization of intangible assets, and employee costs.
General and administrative
General and administrative expense was $12.8 million and $16.9 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $4.1 million, or 24.1%. The decrease was due to a decrease in stock-based compensation costs and a decrease in professional and legal fees.
Sales and marketing
Sales and marketing expense was $1.9 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $0.6 million, or 25.4%. The decrease was due to decreased marketing-related events and expenses primarily associated with the commercialization of the Technology segment, and employee expenses.
Research and development
Research and development expense was $9.5 million and $6.2 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $3.4 million, or 54.5%. The increase was due to increased expenses in the development of new technologies related to Refinity and the Technology segment.
Goodwill impairment
Goodwill impairment expense was $323.5 million for the three months ended September 30, 2026. The impairment was due to sustained decreases in the Company’s publicly quoted share price and market capitalization. For the three months ended September 30, 2025, there was no goodwill impairment charge.
Interest expense, net
Interest expense, net was $0.9 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $2.5 million, or 72.5%. The decrease was due to a decrease in interest expense on related party notes and interest related to the amortization of issuance costs for the convertible debentures which were either converted to equity or paid off.
Change in fair value of financial liabilities
The change in fair value of financial liabilities was a net gain of $20.8 million for the three months ended September 30, 2026, as compared to a loss of $4.1 million for the three months ended September 30, 2025. Changes in the fair value are due to changes in the fair value of the earnout and warrant liabilities.
Equity method investment (loss) income
Equity method investment activity for the three months ended September 30, 2026 and 2025 were net losses of $1.5 million and $1.6 million, respectively, from the Company’s equity method investment in AeroFlexx.

Comparison of the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change
	(in thousands)
Revenue	$3,877	$1,234	$2,643	*

Operating Expenses
Cost of sales	15,501	7,192	8,309	*
General and administrative	40,093	55,172	(15,079)	(27.3)%
Goodwill impairment	323,463	346,557	(23,094)	*
Sales and marketing	7,861	6,818	1,043	15.3%
Research and development	27,122	18,472	8,650	46.8%
Total Operating Expenses	414,040	434,211	(20,171)	(4.6)%

Loss from Operations	(410,163)	(432,977)	22,814	(5.3)%

Non-operating (Expense) and Income
Interest expense, net	(2,454)	(7,586)	5,132	(67.7)%
Net gain on investments	59	—	59	—%
Change in fair value of financial liabilities	18,709	19,496	(787)	*
Equity method investment (loss) income	(4,496)	(10,282)	5,786	(56.3)%
Realized gain on conversion of available for sale investment	—	1,507	(1,507)	*
Loss on extinguishment of debt	(977)	(3,462)	2,485	*
Loss on extinguishment of related party debt	—	(3,538)	3,538	(100.0)%
Miscellaneous other expense	(1,232)	(64)	(1,168)	*
Total Non-operating (Expense) Income	9,609	(3,929)	13,538	(344.6)%

Income tax benefit	(4,019)	(7,222)	3,203	(44.4)%

Net Loss	(396,535)	(429,684)	33,149	(7.7)%
Less: net loss attributable to
Non-controlling interest	(146,855)	(174,128)	27,273	(15.7)%

Net Loss Attributable to Innventure, Inc. stockholders	(249,680)	(255,556)	5,876	(2.3)%
*not meaningful
Revenue
Revenue was $3.9 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $2.6 million. The increase was driven by an increase of product sales and service revenue in the Technology segment.
Cost of sales
Cost of sales was $15.5 million and $7.2 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $8.3 million. The increase relates to the generation of revenue in the Technology segment resulting in an increase in costs related to supplies and materials, amortization of intangible assets, and employee costs.

General and administrative
General and administrative expense was $40.1 million and $55.2 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $15.1 million or 27.3%. The decrease in expenditures was due to a decrease in stock-based compensation costs and a decrease in professional and legal fees.
Goodwill impairment
Goodwill impairment expense was $323.5 million and $346.6 million for the nine months ended September 30, 2026 and 2025, respectively. The impairment was due to sustained decreases in the Company’s publicly quoted share price and market capitalization.
Sales and marketing
Sales and marketing expense was $7.9 million and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $1.0 million, or 15.3%. The increase is due to increased marketing-related events and expenses primarily associated with the commercialization of the Technology segment, and employee expenses, partially offset by a decrease in marketing related professional fees.
Research and development
Research and development expense was $27.1 million and $18.5 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $8.7 million, or 46.8%. The increase was due to increased expense in the development of new technologies related to Refinity and the Technology segment.
Interest expense, net
Interest expense, net was $2.5 million and $7.6 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $5.1 million, or 67.7%. The decrease was due to a decrease in interest expense on related party notes that were paid off during the nine months ended September 30, 2025, a decrease in interest expense on the unsecured promissory notes issued and sold to investors between 2018 and 2021, which were repaid during the nine months ended September 30, 2026, and due to a decrease in interest related to the amortization of issuance costs for the convertible debentures, which were either converted to equity or paid off during the nine months ended September 30, 2026.
Change in fair value of financial liabilities
The change in fair value of financial liabilities resulted in gains of $18.7 million and $19.5 million for the nine months ended September 30, 2026 and 2025, respectively. The change was primarily due to a reduction in fair value of liabilities for warrants issued and earnout liabilities.
Equity method investment (loss) income
Equity method investment loss was $4.5 million and $10.3 million for the nine months ended September 30, 2026 and 2025, respectively, a change of $5.8 million, or 56.3%. The change is related to losses from the Company’s equity method investment in AeroFlexx.
Realized gain on conversion of available for sale investment
Realized gain on conversion of available for sale investment was $1.5 million for the nine months ended September 30, 2025. The gain was due to the partial conversion of the AeroFlexx investment in debt securities resulting in a realized gain. There was no realized gain on conversion of available for sale investment for the nine months ended September 30, 2026.
Loss on extinguishment of debt
Loss on extinguishment of debt was $1.0 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively. The loss for the nine months ended September 30, 2026 is due to a loss incurred as a result of the repayment of the Convertible Debentures. The prior-year loss was due to the modification of the term loan facility in connection with the issuance of the first tranche of the Convertible Debentures.

Loss on extinguishment of related party debt
Loss on extinguishment of related party debt was $3.5 million for the nine months ended September 30, 2025 due to the extinguishment of the related party loans by additional issuances of the Company’s Series C preferred stock, $0.0001 par value per share (“Series C Preferred Stock”). There was no gain or loss on extinguishment of related party debt for the nine months ended September 30, 2026.

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

The following table provides a reconciliation from Net Loss to EBITDA and Adjusted EBITDA for the specified periods:

	Three months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Net loss	$(333,838)	$(34,735)	$(396,535)	$(429,684)
Interest expense, net(1)	934	3,401	2,454	7,586
Depreciation and amortization expense	5,603	5,638	16,934	16,821
Income tax benefit	538	(3,603)	(4,019)	(7,222)
EBITDA	(326,763)	(29,299)	(381,166)	(412,499)
Change in fair value of financial liabilities(2)	(20,834)	4,109	(18,709)	(19,496)
Stock-based compensation(3)	5,306	7,725	15,615	22,972
Goodwill impairment(4)	323,463	—	323,463	346,557
Loss on extinguishment of debt(5)	—	—	977	3,462
Loss on extinguishment of related party debt(6)	—	—	—	3,538
Adjusted EBITDA	$(18,828)	$(17,465)	$(59,820)	$(55,466)
(1) Interest Expense, net, includes interest incurred on our various borrowing facilities and the amortization of debt issuance costs.
(2) Change in fair value of financial liabilities – For the three and nine months ended September 30, 2026 and 2025, the change in fair value of financial liabilities primarily consists of the change in fair value of the warrant liability, the earnout liability and the embedded derivatives in various instruments.
(3) Stock based compensation – For the three and nine months ended September 30, 2026 and 2025, stock based compensation primarily consisted of awards in the 2024 Equity and Incentive Plan. These awards consisted of Stock Options, Restricted Stock Units, and Stock Appreciation Rights. Further, a portion of this expense was related to share-based payment employee incentive plans in existence at subsidiaries.
(4) Goodwill impairment - For the three and nine months ended September 30, 2026, and the nine months ended September 30, 2025, the Company recognized goodwill impairment due to sustained decreases in the Company’s publicly quoted share price and market capitalization.
(5) Loss on extinguishment of debt - For the nine months ended September 30, 2026 the Company repaid the Convertible Debentures, which resulted in an aggregate of $1.0 million loss on extinguishment of debt. There was no loss on extinguishment of debt for the three months ended September 30, 2026. For the nine months ended September 30, 2025, the Company recognized a loss on extinguishment of debt of $3.5 million in connection with the modification of the WTI Facility.
(6) Loss on extinguishment of related party debt - For the nine months ended September 30, 2025, the Company extinguished certain related party debts by issuing Series C Preferred Stock. There was no loss on extinguishment of related party debt for the three and nine months ended September 30, 2026.

Liquidity and Capital Resources
As discussed in more detail below, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in Item 1 of this Form 10-Q were issued. The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.
Sources of Liquidity
In assessing liquidity, we monitor and analyze cash on hand and operating expenditure commitments. Our material cash requirements are from working capital requirements and operating expense obligations.
The following is a summary of the components of our current liquidity:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$21,952	$60,449
Restricted cash	5,000	5,000
Working capital	5,758	6,878
Our near-term and long-term liquidity requirements will depend on many factors, including (i) our parent-level operating costs, including legal, financial advisory and other professional fees; (ii) our debt service obligations, including under the WTI Facility; (iii) our ability to raise capital; and (iv) the outcome of the review being overseen by the Strategic Review Committee. As of September 30, 2026, and over the next 12 months, we anticipate that Innventure will require at least $25.0 million to meet its operating needs and debt service.
Since the end of the first quarter of 2026, we have reduced our headcount from 40 to 15 employees, which has reduced our payroll costs by approximately 57%, excluding severance costs, and we continue to explore additional cost reduction initiatives. A majority of the cash reported on our condensed consolidated balance sheet is attributable to Accelsius, and as a result we have near-term liquidity requirements at the parent-company level. We expect our cost reductions, together with the cessation of our funding of AeroFlexx and Refinity, to be partially offset by increased legal, financial advisory and other professional fees, including fees related to the work of the Strategic Review Committee and legal matters, which include the putative securities class action described in Note 16 Commitments and Contingencies and our capital raising activities.
We expect to meet these needs through a combination of cash on hand, strategic alternatives, including the monetization of assets, sales of Common Stock under the At the Market Offering Agreement, dated October 6, 2026 (the “Sales Agreement”), with Lucid Capital Markets, LLC (“Lucid”) and additional financings that we may complete. The amount of capital we are able or willing to raise under the Sales Agreement, if any, will depend on, among other things, the trading price and volume of our Common Stock and the conditions and limitations set forth in the Sales Agreement, and there can be no assurance as to the number of additional shares we will sell, or the proceeds we will receive, under the Sales Agreement. The Sales Agreement does not increase the aggregate amount of capital we intend to raise. We intend to use it selectively as capital needs arise, after considering our funding requirements, prevailing market conditions and the dilutive effect on our stockholders, and we do not intend to use it to raise capital for Accelsius at current trading prices or to sell the full $60.0 million of Common Stock available under it.
Accelsius intends to seek capital to facilitate the development and adoption of its technology and has engaged a financial advisor in connection with evaluating its private capital formation needs and alternatives, and AeroFlexx is seeking outside capital to support its operations while Innventure pursues strategic monetization alternatives for AeroFlexx. We concluded our funding of AeroFlexx in November 2026 and our funding of Refinity is expected to cease by the end of 2026, with interim funding subject to the oversight of the Strategic Review Committee. Summarized below are equity and debt financing activities made for the nine months ended September 30, 2026 and as of the date of this Form 10-Q.

•During the nine months ended September 30, 2026, the Company sold 4,419,241 shares of Common Stock under the SEPA, raising $14.9 million in cash proceeds. On October 1, 2026, the Company sold an additional 200,000 shares of Common Stock under the SEPA for cash proceeds of $0.1 million.
•On January 12, 2026, the Company entered into securities purchase agreements with four institutional investors, and their affiliates, for the purchase and sale of 11,428,572 shares of Common Stock for gross proceeds of approximately $40.0 million, before deducting placement agent fees and offering expenses.
•On October 6, 2026, the Company entered into the Sales Agreement, under which it may offer and sell shares of Common Stock having an aggregate offering price of up to $60.0 million from time to time through or to Lucid. From October 6, 2026 through November 9, 2026, the Company sold 17,494 shares of Common Stock under the Sales Agreement for net proceeds of $5.4 million, after deducting commissions to Lucid of $0.2 million.
On October 14, 2026, the exercise price of the 2025 WTI Warrants (as defined in Note 5. Borrowings) was reduced and the aggregate number of shares of Common Stock deliverable upon exercise of the 2025 WTI Warrants increased from 495,074 to 10,149,428. The 2025 WTI Warrants are exercisable for cash at a price of $0.01 per share or on a cashless basis. Refer to Note 10. Warrants to our condensed consolidated financial statements included in Item 1 of this Form 10-Q. The issuance of these shares, together with any sales of Common Stock under the Sales Agreement, could result in substantial dilution to our existing stockholders and could adversely affect the trading price of our Common Stock and the amount of capital we are able to raise under the Sales Agreement. In addition, if we complete an equity financing, which may include sales under the Sales Agreement, in which we receive gross cash proceeds of at least $10.0 million, the holders of the WTI Warrants may elect to have their warrants become exercisable at the lowest price per share paid in that financing, which could materially increase the number of shares issuable to them. See Note 10. Warrants to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Cash Flows
Cash flows associated with operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 are summarized as follows:

			Change
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Amount	% Change
	(in thousands)
Net Cash Used In Operating Activities	$(74,525)	$(56,328)	$(18,197)	32.3%
Net Cash Used In Investing Activities	(4,340)	(4,079)	(261)	6.4%
Net Cash Provided By Financing Activities	40,368	63,349	(22,981)	(36.3)%
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(38,497)	$2,942	$(41,439)	(1,408.5)%
Net Cash Used in Operating Activities
Cash flows used in operating activities were $74.5 million for the nine months ended September 30, 2026, as compared to $56.3 million for the nine months ended September 30, 2025, an increase of $18.2 million, or 32.3%. The increase is primarily related to working capital impacts.
Net Cash Used in Investing Activities
Cash flows used in investing activities were $4.3 million for the nine months ended September 30, 2026, as compared to $4.1 million for the nine months ended September 30, 2025, an increase of $0.3 million or 6.4%. The increase is primarily related to increased capital expenditures in the current period.

Net Cash Provided by Financing Activities
Cash flows provided by financing activities were $40.4 million for the nine months ended September 30, 2026, as compared to $63.3 million for the nine months ended September 30, 2025, a decrease of $23.0 million or 36.3%. The decrease is primarily related to a decrease in proceeds from debt issuances in the prior period and increased repayments of debt, partially offset by an increase in proceeds from the issuance of equity.
Indebtedness
Refer to Note 5. Borrowings to our condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 included in Item 1 of this Form 10-Q for a discussion of our indebtedness.
Contractual Obligations
The following table presents a summary of our contractual obligations, including payments due by period, and interest payments on debt obligations as of September 30, 2026:

	2026 (remaining three months)	2027	2028	2029	Thereafter	Total
	(in thousands)
Operating lease	$179	$467	$403	$427	$36	$1,512
Debt obligations	14,806	9,491	4,746	—	—	29,043
Fixed future installments payable	825	825	825	825	9,075	12,375
Total	$15,810	$10,783	$5,974	$1,252	$9,111	$42,930
Going Concern
We have experienced recurring losses from operations and negative cash flows from operating activities. In addition, we and our Innventure Companies continue to have an ongoing need to raise additional cash from outside sources to sustain our and our Innventure Companies’ operations. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the condensed consolidated financial statements included in Item 1. of this Form 10-Q. If we are unable to obtain adequate capital from equity or debt financing, monetization of assets or otherwise generate sufficient cash to support our cost structure within the normal operating cycle of a twelve (12) month period, we may have to implement additional cost reduction measures or adjust the timing or scope of certain operations at Innventure or certain Innventure Companies, in part or in full, to help manage liquidity. If we raise additional funds through the issuance of additional debt or equity securities (at either the Innventure or Innventure Company level), it could result in substantial dilution to our existing stockholders and/or increased fixed payment obligations, and these securities may have rights senior to those of our Common Stock. See “Item 1A. Risk Factors – Risks Related to Innventure’s Business – There is uncertainty regarding Innventure’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern” in our Form 10-K.
We can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to us, if at all. If we are unable to raise sufficient cash to bridge financial and liquidity shortfalls (or both), there would likely be a material adverse effect on our business and financial condition that would materially adversely affect our ability to continue as a going concern.
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
Our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item. However, we are supplementing the risk factors disclosed in Part I, Item 1A. “Risk Factors” of the Form 10-K with the risk factors set forth below, which should be read together with those risk factors.
We have received a notice from Nasdaq that we do not satisfy its Bid Price Requirement. If we are unable to regain compliance, our Common Stock could be delisted, which could adversely affect the liquidity and trading price of our Common Stock and our ability to raise capital.
Our Common Stock is listed on The Nasdaq Global Market. To maintain that listing, we must satisfy the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including a minimum bid price of $1.00 per share. On October 23, 2026, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the 30 consecutive business days ended October 22, 2026, the closing bid price of our Common Stock was below $1.00 per share, which is the Bid Price Requirement. The letter did not result in the immediate delisting of our Common Stock.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until April 21, 2027 to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by that date, we may be eligible for an additional 180 calendar day compliance period if we apply to transfer the listing of our Common Stock to The Nasdaq Capital Market, satisfy the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (other than the Bid Price Requirement). We must also provide written notice to Nasdaq of our intention to cure the deficiency. We may not qualify for an additional compliance period, and Nasdaq may not grant one. In addition, if the closing bid price of our Common Stock is $0.10 or less for ten consecutive business days, whether or not we are then in a compliance period, Nasdaq will issue a delisting determination and our Common Stock will be immediately suspended from trading on Nasdaq. A request for a hearing before a Nasdaq Hearings Panel would not stay the suspension, and our Common Stock would likely trade over-the-counter while any appeal is pending. Nasdaq rules also limit the availability of a compliance period for a company that has effected a reverse stock split within the prior year, or that has effected reverse stock splits over the prior two years with a cumulative ratio of 250 shares or more to one, so a reverse stock split undertaken to regain compliance could limit our ability to obtain a compliance period for any future bid price deficiency.
We intend to monitor the closing bid price of our Common Stock and consider available options to regain compliance. We may consider a reverse stock split to regain compliance, which would require stockholder approval and may not result in a sustained increase in the trading price of our Common Stock. However, there can be no assurance that we will regain compliance with the Bid Price Requirement during the initial compliance period or any additional compliance period, or that we will maintain compliance with Nasdaq’s other continued listing requirements. Even if we regain compliance with the Bid Price Requirement, we may fail to satisfy it, or another continued listing requirement, in the future.
If our Common Stock is delisted from Nasdaq, our stockholders could face material adverse consequences, including a limited trading market for our Common Stock, reduced liquidity, a determination that our Common Stock is a “penny stock,” which would subject broker-dealers trading in our Common Stock to additional rules and could reduce trading activity, decrease analyst coverage and reduce investor interest. A delisting could also materially impair our ability to raise capital, including through sales of Common Stock under the Sales Agreement, and could result in negative publicity. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and ability to continue as a going concern.

Our Board has formed a Strategic Review Committee to evaluate capital strategies and other strategic matters, and the review may not result in any transaction or enhance stockholder value.
In September 2026, our Board formed a Strategic Review Committee of independent directors comprised solely of directors who do not have any direct interest in any of the Company’s operating companies to oversee a range of strategic matters, including an evaluation of capital strategies. This committee is working with RBC Capital Markets, LLC. No timetable has been set for the conclusion of the review, and no decisions have been made regarding potential actions. The outcome will depend on factors beyond our control, including market conditions, the trading price of our Common Stock, the availability of counterparties and financing on acceptable terms, and consents, approvals or waivers that may be required from the WTI Lenders under the WTI Facility or from other equityholders of the Innventure Companies. Any transaction could dilute our stockholders or our interests in the Innventure Companies, including Accelsius, which has engaged a financial advisor in connection with evaluating its private capital formation needs and alternatives. The review will require significant management attention and professional fees whether or not a transaction is completed, and speculation about its outcome could cause the trading price of our Common Stock to fluctuate significantly.
Each of AeroFlexx and Refinity may be required to wind up or cease operations if it cannot obtain other funding.
We are pursuing strategic alternatives for AeroFlexx and Refinity, including potential sales and interim third-party financings. If either company is unable to obtain sufficient funding from other sources, it may be required to wind up or cease operations and may be unable to continue as a going concern. In that event, we may realize little or no value from our interest in that company, and we could incur additional impairment charges, write-offs of intercompany advances and other costs and liabilities associated with a wind-down.
We have a limited number of shares available for future awards under our equity incentive plan, which may be insufficient to satisfy our compensation obligations to our employees and directors and could impair our ability to attract, retain and motivate key personnel and directors.
As of November 6, 2026 approximately 1.0 million shares of Common Stock remained available for future awards under our 2024 Equity and Incentive Compensation Plan, after taking into account estimated director compensation for the fourth quarter of 2026. The number of shares required to deliver awards of a given value increases as the trading price of our Common Stock declines, and a portion of our non-employee director compensation is paid in shares of Common Stock. If the shares available under the plan are insufficient, we may be unable to satisfy our existing obligations to deliver equity compensation to our employees and non-employee directors, including the portion of non-employee director compensation payable in shares of Common Stock, which could expose us to claims, and we may be unable to grant equity awards at levels we consider necessary to attract, retain and motivate our executive officers, employees and directors, particularly during a period of leadership transition and strategic review. Increasing the number of shares available under the plan would require stockholder approval, which we may not obtain. If we instead pay cash in place of shares we are obligated to deliver or awards we would otherwise grant, our cash requirements would increase, which could adversely affect our liquidity. Any additional shares issued under the plan would also dilute our existing stockholders.
Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may impair our ability to raise capital.
Sales of a substantial number of shares of our Common Stock or other equity-related securities in the public markets could depress the market price of our Common Stock. Sales under the Sales Agreement may contribute to a depressed market price of our Common Stock. Such sales also may impair our ability to raise capital through the sale of additional equity securities in the future at a time and price that our management deems acceptable, if at all.
In addition, the 2024 WTI Warrants and the 2025 WTI Warrants contain anti-dilution provisions that could result in a significant increase in the number of shares of Common Stock issuable upon exercise of those warrants in connection with future offerings. Under those warrants, the holders may elect to have the warrants become exercisable for shares of equity securities issued in any equity financing in which we receive gross cash proceeds of at least $10.0 million, at a per share price equal to the lowest price per share paid by any purchaser in that financing, rather than at the current exercise price. Because the number of shares issuable upon exercise is determined by dividing each warrant’s coverage amount by the applicable exercise price, a lower offering price per share in a future offering would result in a correspondingly larger number of shares issuable to the WTI Lenders upon exercise of their warrants. There can be no assurance that we will obtain a waiver of these provisions for future offerings, including sales under the Sales Agreement, and, if we do not obtain such a waiver, these anti-dilution rights could result in a material increase in the number of shares of Common Stock issuable to the WTI Lenders and corresponding additional dilution to our stockholders.
The price of our Common Stock may be volatile.
The market price of our Common Stock may fluctuate substantially. For example, from January 1, 2026 through November 9, 2026, the closing price of our Common Stock fluctuated from $0.14 to $7.32. The price of our Common Stock may be higher or lower than the price that you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. Stock market volatility may also adversely affect the trading price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies, such as the putative securities class action complaint captioned Labed v. Innventure, Inc., et al., Case No. 1:26-cv-07377, filed on August 28, 2026 in the United States District Court for the Southern District of New York against the Company and certain of its current and former executive officers. Such litigation could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.
If, in the future, we cease to control and operate the Innventure Companies, our status under the Investment Company Act could be adversely affected.
A significant factor in our not being deemed an investment company under the Investment Company Act is the fact that we operate and/or control each of the Innventure Companies. Depending upon the then existing facts and circumstances, a future change where we do not operate and/or control a particular Innventure Company could adversely impact our status as other than an investment company under the Investment Company Act. If we were deemed to be an investment company, we could have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, as described above.
We have a limited number of shares available for future awards under our equity incentive plan, which may be insufficient to satisfy our compensation obligations to our employees and directors and could impair our ability to attract, retain and motivate key personnel and directors.
As of November 6, 2026 approximately 1.0 million shares of Common Stock remained available for future awards under our 2024 Equity and Incentive Compensation Plan, after taking into account estimated director compensation for the fourth quarter of 2026. The number of shares required to deliver awards of a given value increases as the trading price of our Common Stock declines, and a portion of our non-employee director compensation is paid in shares of Common Stock. If the shares available under the plan are insufficient, we may be unable to satisfy our existing obligations to deliver equity compensation to our employees and non-employee directors, including the portion of non-employee director compensation payable in shares of Common Stock, which could expose us to claims, and we may be unable to grant equity awards at levels we consider necessary to attract, retain and motivate our executive officers, employees and directors, particularly during a period of leadership transition and strategic review. Increasing the number of shares available under the plan would require stockholder approval, which we may not obtain. If we instead pay cash in place of shares we are obligated to deliver or awards we would otherwise grant, our cash requirements would increase, which could adversely affect our liquidity. Any additional shares issued under the plan would also dilute our existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities
Other than as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2026, the Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2026.

Issuer Repurchases of Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Nasdaq Listing
On October 23, 2026, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the 30 consecutive business days ended October 22, 2026, the closing bid price of our Common Stock was below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The letter did not result in the immediate delisting of our Common Stock, which continues to trade on The Nasdaq Global Market under the symbol “INV.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until April 21, 2027 to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by that date, we may be eligible for an additional 180 calendar day compliance period if we apply to transfer the listing of our Common Stock to The Nasdaq Capital Market, satisfy the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (other than the Bid Price Requirement), and provide written notice to Nasdaq of our intention to cure the deficiency.
We intend to monitor the closing bid price of our Common Stock and consider available options to regain compliance. There can be no assurance that we will regain compliance with the Bid Price Requirement or maintain compliance with Nasdaq’s other continued listing requirements. If our Common Stock were delisted, our ability to raise capital, including through sales of Common Stock under the Sales Agreement, could be materially adversely affected. See “Part II, Item 1A. Risk Factors – We have received a notice from Nasdaq that we do not satisfy its minimum bid price requirement. If we are unable to regain compliance, our Common Stock could be delisted, which could adversely affect the liquidity and trading price of our Common Stock and our ability to raise capital.” in this Form 10-Q.
Vital1 Sale
The information set forth under “Vital1 sale” in Note 15. Related Party Transactions to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

10.1	Form of Forfeiture Agreement (incorporated by reference to Exhibit 99.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2026).
10.2#
Employment Letter, dated as of September 18, 2026, by and between Eric Stober and Innventure LLC (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on September 21, 2026).

10.3#*	Amendment to Consulting Agreement, dated as of August 31, 2026, by and between Innventure, Inc. and Gregory W. Haskell.
10.4#*	Acknowledgement Regarding Employment Letter, effective as of September 1, 2026, by and among Innventure LLC, Innventure, Inc. and William Grieco.
10.5
At the Market Offering Agreement, dated as of October 6, 2026, by and between Innventure, Inc. and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2026).

10.6#
Consulting Agreement, dated as of October 19, 2026, by and between Innventure, Inc. and David Yablunosky (incorporated by reference to Exhibit 10.1 to Innventure, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2026).

31.1*	Rule 13a-14(a) Certification by William Grieco, Chief Executive Officer, for the quarter ended September 30, 2026.
31.2*	Rule 13a-14(a) Certification by Eric Stober, Chief Financial Officer, for the quarter ended September 30, 2026.
32.1**	Section 1350 Certification by William Grieco, Chief Executive Officer, for the quarter ended September 30, 2026.
32.2**	Section 1350 Certification by Eric Stober, Chief Financial Officer, for the quarter ended September 30, 2026.
101*	The following financial statements from Innventure, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Changes in Mezzanine and Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________
*Filed herewith
**Furnished herewith
#    Indicates management contract or compensatory plan or arrangement

+Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNVENTURE, INC.

	By:	/s/ William Grieco
	Name:	William Grieco
	Title:	Chief Executive Officer and Director

/s/ Eric Stober
	Name:	Eric Stober
Date: November 12, 2026	Title:	Chief Financial Officer